Form 10-Q
period 1998-09-30
AMERICORP
filed 1998-12-23
CIK 824906

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


(Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                              ------------      ------------
               Commission file number:  033-18392


                                     AMERICORP

       CALIFORNIA                                     NO. 77-0164985
(State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation)

304 East Main Street, Ventura, California                  93001
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (805) 658-6633

           -------------------------------------------------------------
           (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes [   ]   No [ X ]

                        APPLICABLE ONLY TO CORPORATE ISSUERS

On November 30, 1998, there were 612,342 shares of Americorp Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                       1

                              AMERICORP AND SUBSIDIARY
                                 SEPTEMBER 30, 1998


                                       INDEX


                           PART I - FINANCIAL INFORMATION


                                                                                         PAGE
                                                                                        ------
Item 1 - Financial Statements
     Consolidated Condensed Balance Sheet at September 30, 1998 and
          December 31, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3
     Consolidated Condensed Statement of Income for the three and nine
          months ended September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . .       4
     Consolidated Condensed Statement of Changes in Shareholders' Equity from
          January 1, 1996 through September 30, 1998 . . . . . . . . . . . . . . . . .       5
     Consolidated Condensed Statement of Cash Flows for the nine months ended
          September 30, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . .       6
     Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . .       7
Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8 - 12


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
Item 3 - Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . .      13
Item 4 - Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . .      13
Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13
Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . .      13

                                       2

ITEM 1.   FINANCIAL STATEMENTS

                              AMERICORP AND SUBSIDIARY
                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                 September 30,   December 31,
                                                     1998           1997
                                                 -------------   ------------
Cash and Due From Bank                               $13,755        $11,462
Federal Funds Sold                                    20,200          5,900
Interest-Bearing Deposits                                199              -
Investment Securities                                 21,573         25,113
Loans                                                 82,554         84,446
Allowance for Loan Losses                             (1,045)        (1,048)
                                                 -------------   ------------
   NET LOANS                                          81,509         83,398

Premises and Equipment                                 1,283          1,465
Other Real Estate Owned                                    -            123
Investment in Partnerships                                 -          2,550
Accrued Interest and Other Assets                      4,338          4,201
                                                 -------------   ------------
                                                    $142,857       $134,212
                                                 -------------   ------------
                                                 -------------   ------------
Noninterest-Bearing Deposits                         $36,977        $36,510
Interest-Bearing Deposits                             90,864         83,458
                                                 -------------   ------------
   TOTAL DEPOSITS                                    127,841        119,968

Accrued Interest and Other Liabilities                 2,901          2,893
                                                 -------------   ------------
   TOTAL LIABILITIES                                 130,742        122,861

Common Stock                                             603            586
Surplus                                                2,640          2,184
Retained Earnings                                      8,720          8,500
Unrealized Gain on Investments
   Available-for-Sale, Net of Tax                        152             81
                                                 -------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                         12,115         11,351
                                                 -------------   ------------
                                                    $142,857       $134,212
                                                 -------------   ------------
                                                 -------------   ------------

                              AMERICORP AND SUBSIDIARY
               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    For the Three Months Ended    For the Nine Months Ended
                                                           September 30,               September 30,
                                                    --------------------------    -------------------------
                                                        1998           1997          1998           1997
                                                    ---------        ---------    ---------       ---------
Interest Income                                       $2,617           $2,485       $7,855         $7,186
Interest Expense                                         749              694        2,176          2,032
                                                    ---------        ---------    ---------       --------
         Net Interest Income                           1,868            1,791        5,679          5,154

Provision for Loan Losses                                  -                -          265            260
                                                    ---------        ---------    ---------       --------
         Net Interest Income after
         Provision for Loan Losses                     1,868            1,791        5,414          4,894

Noninterest Income                                       387              357        1,059            964
Noninterest Expense                                    2,085            1,753        5,535          4,741
                                                    ---------        ---------    ---------       --------
         Income before Taxes                             170              395          938          1,117

Income Taxes                                              82              133          289            344
                                                    ---------        ---------    ---------       --------
         Net Income                                   $   88           $  262       $  649         $  773
                                                    ---------        ---------    ---------       --------
                                                    ---------        ---------    ---------       --------
Per Share Data:
   Net Income - Basic                                 $  .15           $ 0.45       $ 1.09         $ 1.34
                                                    ---------        ---------    ---------       ---------
                                                    ---------        ---------    ---------       ---------
   Net Income - Diluted                               $  .13           $ 0.39       $ 0.97         $ 1.16
                                                    ---------        ---------    ---------       ---------
                                                    ---------        ---------    ---------       ---------

                              AMERICORP AND SUBSIDIARY
               UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                              Net
                                                                                                           Unrealized
                                                                                                          Appreciation
                                                                                                         (Depreciation)
                                                     Common Shares                                        on Available
                                                -----------------------                    Retained         for-Sale
                                                Number           Amount       Surplus      Earnings        Securities     Total
                                                -------          ------       -------      --------        ----------    --------
Balance at January 1, 1996                      567,490            567         $1,595       $8,365             $71       $10,598

   Net Income                                                                                  203                           203
   Dividends on Common                                                                        (481)                         (481)
   Options Exercised                             14,496             15            337                                        352
   Common Stock Retired                          (6,321)            (6)           (20)        (154)                         (180)
   Net Unrealized Depreciation
      on Available-for Sale Securities                                                                         (21)          (21)
                                                -------          ------       -------      --------        ----------    --------
Balance at December 31, 1996                    575,665            576          1,912        7,933              50        10,471

   Net Income                                                                                1,103                         1,103
   Dividends on Common                                                                        (487)                         (487)
   Options Exercised                             11,765             12            278                                        290
   Common Stock Retired                          (1,912)            (2)            (6)         (49)                          (57)
   Net Unrealized Depreciation
      on Available-for Sale Securities                                                                          31            31
                                                -------          ------       -------      --------        ----------    --------
Balance at December 31, 1997                    585,518            586          2,184        8,500              81        11,351

   Net Income                                                                                  649                           649
   Options Exercised                             19,707             19            463                                        482
   Dividends on Common                                                                        (375)                         (375)
   Common Stock Retired                          (1,898)            (2)            (7)         (54)                          (63)
   Net Unrealized Appreciation
      for Available-for-Sale Securities                                                                         71            71
                                                -------          ------       -------      --------        ----------    --------
Balance at September 30, 1998                   603,327            603         $2,640       $8,720            $152       $12,115
                                                -------          ------       -------      --------        ----------    --------
                                                -------          ------       -------      --------        ----------    --------

                              AMERICORP AND SUBSIDIARY
                    UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                           (DOLLAR AMOUNTS IN THOUSANDS)

                                                               For the Nine Months Ended
                                                                      September 30,
                                                               -------------------------
                                                                  1998           1997
                                                               ---------       ---------
OPERATING ACTIVITIES
   Net Income                                                    $  649          $  773
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                              260             189
         Provision for Loan Losses                                  265             260
         Other Items - Net                                          (58)           (197)
                                                               ---------       ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES              1,116           1,025

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                             (199)              -
   Purchases of Investment Securities                            (1,502)         (2,039)
   Maturities and Sales of Investment Securities                  5,042           6,671
   Net Change in Loans                                            1,624         (12,451)
   Purchase of Premises and Equipment                               (78)           (322)
   Distribution from Partnership                                  2,550             400
   Other Items - Net                                                123               -
                                                               ---------       ---------
           NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       7,560          (7,741)

FINANCING ACTIVITIES
   Net Change in Deposits                                         7,873           3,667
   Proceeds from Exercise of Options                                482             118
   Common Stock Retired                                             (63)              -
   Dividends                                                       (375)           (374)
                                                               ---------       ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES              7,917           3,411
                                                               ---------       ---------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      16,593          (3,305)

Cash and Cash Equivalents at Beginning of Period                 17,362          21,942
                                                               ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $33,955         $18,637
                                                               ---------       ---------
                                                               ---------       ---------

                              AMERICORP AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form S-4 filed on November 2, 1998 (File No.: 333-63841).

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three and nine month periods ended September 30, 1998 and 1997, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

NOTE 2 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options. All earnings per common share amounts presented have been restated in accordance with the provisions of this statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME SUMMARY

Americorp reported net earnings of $649,000 or $1.09 basic income per share for the first nine months of 1998. This represents a 16.0% decrease over the same period during 1997 when net earnings were $733,000 or $1.34 basic income per share.

Americorp also reported net earnings of $88,000 or $0.15 basic income per share for the quarter ended September 30, 1998. This represents a 66.4% decrease in earnings over the same period during 1997 when net earnings were $262,000 or a $0.45 basic income per share.

Annualized return on assets for the nine months ended September 30, 1998 was 0.64% compared with 0.81% for the same period in 1997. Annualized return on equity for the nine months ended 1998 was 7.62% compared with 9.84% for the same period during 1997.

Annualized return on assets for the quarter ended September 30, 1998 was 0.25% compared with 0.83% for the same period during 1997. Annualized return on equity for the quarter ended September 30, 1998 was 2.96% compared with 9.78% for the same period during 1997.

Quarterly cash dividends of $0.21 per share were paid in January, April and July of 1998 and 1997.

In July of 1998, the Directors of American Commercial Bank, the wholly owned banking subsidiary of Americorp ("ACB"), approved the termination of the Directors Deferred Compensation Plan. On the date of the termination, all participating Directors became 100% vested in their retirement benefits. The termination of the plan resulted in the incurring of additional liabilities of $175,600. $95,260 is required to vest the participating Directors 100% in their benefits and $80,400 was approved for additional benefits to cover the estimated taxes the Directors will pay on the early termination of the Plan. The termination of the Plan required the additional liabilities to be recorded and expensed over the final six months of the calendar year 1998. $87,600 was recognized during the quarter ended September 30, 1998.

In conjunction with a proposed transaction to have Channel Islands Bank merge with and into ACB, Americorp has incurred and posted legal and professional fee expenses specifically related to the merger. As of September 30, 1998, a total of $106,000 have been recorded as a reduction to income.

NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $5,679,000 for the nine months ended September 30, 1998, compared to $5,154,000 for the nine months ended September 30, 1997. Net interest income was $1,868,000 for the quarter ended September 30, 1998, compared to $1,791,000 for the quarter ended September 30, 1997.

Interest income grew $669,000 or 9.3% for the none months ended September 30, 1998 compared to the nine months ended September 30, 1997. The increased interest income between these two periods is comprised of two key elements, interest on loans and investments. Average outstanding loans for the nin months ended September 30, 1998 and 1997 were $83,002,000 and $72,996,000, respectively. This represents a $10,006,000 average increase. The yield on loans for this period decreased from 10.07% to 9.94% or (0.13%). The increase in average outstanding balance and decrease in yield resulted in an overall increase in loan interest income totaling $672,000. Average outstanding investments for the nine months ended September 30, 1998 and 1997 were $33,582,000 and $34,236,000, respectively. This represents a $(654,000) average decrease. The yield on investments for this period decreased form 5.70% to 5.52% or (0.18%). The decrease in average outstanding balance and consistent yield resulted in an overall decrease in investment interest income totaling $(74,000). Total fees on loans increased during interim 1998 by $71,000.

Interest income grew $132,000 or 5.3% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The increased interest income between these two periods is comprised of two key elements, interest on loans and investments. Average outstanding loans for the quarter ended September 30, 1998 and 1997, were $83,436,000 and $77,389,000, respectively. This represents a $6,047,000 average increase. The yield on loans for this period decreased from 10.28% to 9.73% or (0.55%). The increase in average outstanding balances and decrease in yield resulted in an overall increase in loan interest income totaling $41,000. Average outstanding investments for quarter ended September 30, 1998 and 1997, were $37,802,000 and $31,744,000, respectively. This represents a $6,058,000 average increase. The yield on investments for this period increased from 5.39% to 5.45% or 0.06%. The decrease in average outstanding balance and increase in yield resulted in an overall increase in investment interest income totaling $88,000. Total fees on loans increased by $3,000 comparing the 3rd quarter of 1998 to 1997.

Interest expense increased $144,000 or 7.1% for nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Average outstanding interest bearing deposits for the nine months ended September 30, 1998 and 1997 were $87,213,000 and $82,994,000, respectively. This represents a $4,219,000 average increase. The cost on these deposits for this period increased from 3.26% to 3.32% or 0.06%. The increase in average outstanding balances and increase in cost resulted in an overall increase to interest expense for this period.

Interest expense increased $55,000 or 7.9% for quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. Average outstanding interest bearing deposits for the quarter ended September 30, 1998 and 1997 were $90,269,000 and $83,868,000, respectively. This represents a $6,401,000 average increase. The cost on these deposits for both periods was approximately 3.31%. The increase in average outstanding balances therefore resulted in an overall increase to interest expense for this period.

On March 26, 1997 the prime rate changed from 8.25% to 8.50% and remained steady through September 30, 1998.

For the nine months ended September 30, 1998 and 1997 the average loan-to-deposit ratio increased to 68.4% compared to 64.8%. As of September 30, 1998, the loan-to-deposit ratio was 64.9%.

For the quarter ended September 30, 1998 and 1997 the average loan-to-deposit ratio decreased to 66.3% compared to 67.2%.

PROVISION FOR LOAN LOSSES

Americorp did not make a contribution to the allowance for loan losses in the third quarter of 1998. Management continues to believe that the allowance, which stands at 1.29% of total loans at September 30, 1998, is adequate to cover future losses. In September 1998, there were a number of distinct and controllable factors that precluded the need to increase the allowance for loan losses. Included in nonaccrual loans at September 30, 1998, are loans totaling $956,000 that are in the process of being renewed or paid off from other lenders and are secured by real property assets that provide adequate collateralization.

Changes in the allowance for loan losses for the quarters ended September 30, 1998 and 1997 are as follows:

                                                       Quarter Ended
                                                       September 30,
                                                ----------------------------
                                                   1998              1997
                                                ----------         ---------
Allowance, Beginning of Quarter                 $1,131,000         $ 938,000
Provision for Loan Losses                               --                --

Recoveries of Loans Previously                      23,000            11,000
Loans Charged Off                                  (91,000)          (21,000)
                                                ----------         ---------
Allowance, End of Quarter                       $1,063,000         $ 928,000
                                                ----------         ---------
                                                ----------         ---------

NON INTEREST INCOME

Non Interest Income represents deposit account services charges and other types of non-loan related fee income. Non-interest income for the quarter ended September 30, 1998 totaled $387,000 compared to $357,000 for the same period ended 1997. This represents an increase of $30,000. The major contributing factor to this difference is an overall increase continues to be Real Estate brokering fees.

NON INTEREST EXPENSE

Non Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended September 30, 1998 totaled $2,085,000 compared to $1,753,000 for the same period during 1997. This represents an increase of $332,000. The major contributing factors to this difference are an overall increase in salaries of $94,000 due to the changes that have taken place in upper management and full operations of the Camarillo branch. The additional accrual for the aforementioned termination of the Director Deferred Compensation Plan totaled $87,800. Merger related expenses totaled $106,000. Occupancy expenses are up $20,000 due to the opening of the new branch and a significant increase in the Common Area Maintenance charges for one branch and COL increases for another. Other smaller items make up the balance of the remaining differences.

BALANCE SHEET ANALYSIS

Total assets at September 30, 1998 totaled $142,857,000, up 8.6% from the same period during 1997. Deposits have increased during this time period by $9,890,000 or 8.4%. Other Assets decreased by $2,707,000. This decrease is primarily due to the dissolution of the Bank's investments in certain partnerships. These monies along with regular earnings have been used to fund the increase in loans of $4,546,000 and securities and Fed Funds of $9,646,000.

During the third quarter of 1998, total assets increased by $3,033,000 or 2.2%. Deposits have increased by $2,866,000 or 2.3%. Loans have decreased by ($1,565,000) or (1.9%). Cash and due from Banks has decreased by $5,463,000. These monies have been used to fund Securities and Fed Funds which have increased by $10,256,000 or 32.5%.

CAPITAL

Total shareholders equity at September 30, 1998 totaled $12,115,000, which represented a 10.1% increase from $11,003,000 at September 30, 1997.

For all periods reviewed, the Company maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                        Nine Months
                                                            Ended
                                                        September 30,
                                        Required    --------------------
                                          Ratio       1998        1997
                                         --------   --------    --------
     Tier 1 Capital (to Average            4.00%      8.48%       8.38%
     Tier 1 Capital (to Risk               4.00%     11.02%      10.29%
     Total Captial (to Risk Weighted       8.00%     11.99%      11.16%


LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

MARKET RISK

In Management's opinion there has not been a material change in Americorp's market risk profile during the nine months ended September 30, 1998. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure t interest rate fluctuations is limited within Americorp guidelines of acceptable levels of risk-taking.

At September 30, 1998, Americorp had $80.9 million of assets and $88.4 million of liabilities repricing within one year. Therefore, $74 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, the recent decline in the prime rate will reduce the Americorp's net interest income in the short run as asset rates generally reprice faster than liability rates.

YEAR 2000 RISK

Americorp's operations are significantly dependent on a number of data processing systems. Failure to anticipate and resolve potential problems associated with the ability of these systems to process transactions and information into the year 2000 could have a serious impact on Americorp's operations. This could increase the level of operating losses and its liability for improperly processed transactions.

In addition, a number of ACB's customers have operations that are dependent on their data processing systems. The potential that some or all of these customers will not properly prepare their systems for the problems associated with the year 2000 could affect their ability to repay their loans with ACB and as a consequence adversely affect the quality of the Americorp's loan portfolio. Americorp's primary source of funds are from its customers' deposits. Many of these customers' operations are dependent on their data processing systems. Any adverse affects resulting from the year 2000 could impact the level of these customers' deposits, which in turn could impact Americorp's liquidity.

Americorp relies primarily on outside vendors to provide its data processing. Americorp's management had obtained from each a written copy of their plans to address solutions to potential problems resulting from the year 2000. Americorp closely monitors each applicable vendor's progress toward those solutions. In addition, Americorp's management is conducting third party tests of all the software and hardware used by the Bank to ensure that these systems will operate beyond the year 2000. Americorp's management will correct or replace all data sensitive equipment and software that is determined not to be Year 2000 compliant by the second quarter of 1999. Americorp has developed a Year 2000 Contingency Plan. In the event the contingency plan is invoked, contingency plan team members will participate in the execution of the plan, ensuring business operations may continue.

Americorp has identified all its borrowers for which the year 2000 may pose a significant credit risk. Each of these borrowers has been contacted and their operations analyzed in an effort to quantify the potential risks in Americorp's loan portfolio that might arise as a result of year 2000. Americorp's management has also developed liquidity contingency plans to provide for potential decreases in funding sourcing that might arise as a result of the year 2000. Americorp's Management has projected that the total cost of preparing for the year 2000 is $114,000.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Due to the nature of the banking business, ACB is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

Item 2 - Changes in Securities

         None

Item 3 - Defaults upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 6 - Exhibits and Reports on Form 8-K

     A)  Exhibits


 EXHIBIT NO.                              EXHIBIT
 -----------                              -------
      2.1         Agreement to Merge and Plan of Reorganization, dated July 7,
                   1998, amended on September 17, 1998 - Appendix A of Joint
                   Proxy Statement/Prospectus*
      4.1         Specimen Share Certificate for Common Stock*
     10.1         Employment Agreement of Gerald J. Lukiewski*
     10.2         1994 Stock Option Plan*
     10.3         1998 Stock Options Plan - Appendix E of Joint Proxy[caad 214]
                   Statements/Prospectus*
     10.4         ACB 401K Profit Sharing Plan*
     10.5         Restated and Amended Senior Executives' Retirement Plan*
     10.6         Restated and Amended Chief Executive Officer Retirement Plan*
     10.7         Restated and Amended Directors Retirement Plan*
     10.8         Data processing Agreement with Electronic Data Systems Corp.*


* All documents listed are incorporated by reference and can be found in the Registration Statement of the Company filed on Form S-4 File No. 333-63841.

     B)  Reports on Form 8-K

         Form 8-K filed on December 4, 1998 regarding changes in certifying accountant.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICORP

Date:  December 22, 1998             /s/ GERALD J. LUKIEWSKI
                                     -----------------------
                                     Gerald J. Lukiewski
                                     President and
                                     Chief Executive Officer


Date:  December 22, 1998             /s/ KEITH J. SCIARILLO
                                     -----------------------
                                     Keith J. Sciarillo
                                     Vice President and Chief Financial Officer