Form 10-K
period 1998-12-31
AMERICORP
filed 1999-03-30
CIK 824906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR
         ENDED DECEMBER 31, 1998
                                    OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
         PERIOD FROM TO
  / /

                      Commission file number     033-18392

                                   AMERICORP
             (Exact name of registrant as specified in its charter)

State of California                                                                   77-0164985
(State or other jurisdiction of                                                       (I.R.S. Identification No.)
employee incorporation or organization)

304 East Main Street, Ventura, California 93001                                       (805) 658-6633
(Address of principal executive offices and Zip Code)                                 Registrant's telephone
                                                                                      number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. NOT APPLICABLE

Items 1, 6, 7, 7A, 8 and 14 of this Report are subject to completion pursuant to Rule 12b-25.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              INDEX TO FORM 10-KSB

PART I

                                                                                                       PAGE
                                                                                                      -------
Item 1.                            Business                                                               3

Item 2.                            Properties                                                            13

Item 3.                            Legal Proceedings                                                     13

Item 4.                            Submission of Matters to a Vote of Security Holders                   14

PART II

Item 5.                            Market for Common Equity and Related Stockholders Matters             15

Item 6.                            Selected Financial Data                                               16

Item 7.                            Management's Discussion and Analysis of Financial Condition and       16
                                     Results of Operations

Item 7A                            Quantitative and Qualitative Disclosure About Market Risk             16

Item 8.                            Financial Statements                                                  16

Item 9.                            Changes and Disagreements with Accountants on Accounting and          16
                                     Financial Disclosure

PART III

Item 10.                           Directors and Executive Officers of the Registrant                    17

Item 11.                           Executive Compensation                                                19

Item 12.                           Security Ownership of Certain Beneficial Owners and Management        22

Item 13.                           Certain Relationships and Related Transactions                        23

Item 14.                           Exhibits and Reports on Form 8-K                                      23

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Americorp ("Americorp" or the "Company") is a California corporation organized to act as the bank holding company for American Commercial Bank ("ACB" or the "Bank"). In 1987, Americorp acquired all of the outstanding common stock of ACB in a holding company formation transaction. Other than holding the shares of ACB, Americorp conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), Americorp's principal regulator, to engage in a variety of activities which are deemed closely related to the business of
banking. At December 31, 1998, Americorp had approximately $    million in
consolidated assets, $    million in consolidated net loans, $    million in
consolidated deposits, and $    million in consolidated stockholders' equity
after giving effect to the transaction with Channel Islands Bank described below.

    ACB was licensed by the California Department of Financial Institutions (the "DFI") and commenced operation in September 1973 as a California state bank. As a California state bank, ACB is subject to primary supervision, examination and regulation by the DFI and the Federal Deposit Insurance Corporation (the "FDIC"). ACB is also subject to certain other federal laws and regulations. The deposits of ACB are insured by the FDIC up to the applicable limits thereof. ACB is not a member of the Federal Reserve System.

TRANSACTION WITH CHANNEL ISLANDS BANK

    Americorp and ACB entered into an Agreement to Merge and Plan of Reorganization dated July 7, 1998 and amended on September 17, 1998 (the "Merger Agreement") with Channel Islands Bank, headquartered in Oxnard, California ("CIB").

    The Merger Agreement provided for, among other things, (i) the merger of CIB with and into ACB with ACB as the surviving bank, and (ii) the shareholders of CIB becoming shareholders of Americorp in accordance with the exchange ratio set forth in the Merger Agreement. The merger was consummated on December 31, 1998.

    The merger with CIB was intended to be a so-called "Merger of Equals" whereby comparatively similar sized financial institutions and their respective managements, boards of directors, shareholder groups and businesses are combined to create an institution which may provide for, among other things, increased synergies, expended products and markets, higher lending limits and a reduction of overall overhead costs, including a reduction in duplicate positions and employee benefits. Such mergers may also enhance the liquidity of a shareholder's investment and may provide the combined entity with easier access to the capital markets. "Mergers of Equals" provide the same types of risk associated with combining any two entities, including (i) the disadvantages of being part of a larger entity, including reduced voting power and the potential for decreased customer service; (ii) the integration of the different corporate cultures of the entities will divert the combined entities' management time from other activities and (iii) the proposed changes to policies and procedures of the combined entity may not prove to be successful to the customers of the combined entity. "Mergers of Equals" also generally provide, among other less favorable aspects, a smaller premium on their investment to the non-surviving institutions' shareholders than would be anticipated in an actual sale of control, less liquidity to such shareholders for their investment than if the non-surviving institution had been acquired by a larger acquiror as well as the difficulties associated with combining the human resources and cultural differences of two similar sized institutions.

    At the consummation of the merger, CIB had approximately $    million in
total assets, approximately $    million in total loans, approximately $
million in total deposits and approximately $    million in total stockholders'
equity.

    The exchange ratio used in the merger was .7282 shares of Americorp Common Stock for each share of CIB outstanding. Americorp issued a total of 405,505 shares of Common Stock in connection with the transaction.

    The merger was intended to be tax free at the corporate and shareholders levels.

    The merger was accounted for as a "pooling of interest" and the financial statement included in Item 8 hereof have been prepared in accordance with such
determination. See footnote   to such financial statements. ALL INFORMATION
CONCERNING AMERICORP AND ACB HEREIN REFLECTS THE CONSUMMATION OF THE MERGER.

BANKING SERVICES

    ACB is engaged in substantially all of the business operations customarily conducted by independent California state bank. ACB maintains three full service-banking offices in the city of Ventura, two full service offices in the city of Oxnard and two full service offices in the city of Camarillo. ACB's banking services include the acceptance of checking and savings deposits, and the making of commercial, SBA, real estate, personal, automobile and other installment loans. ACB also offers traveler's checks, notary public and other customary bank services to its customers. While ACB does offer credit cards to its customers, other financial institutions issue the cards. Trust services are not offered by ACB.

    ACB's deposits are attracted primarily from individuals and small and medium-sized business-related sources. ACB also attracts deposits from several local agencies. In connection with municipal deposits, ACB is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the FDIC.

    As of December 31, 1998, ACB had approximately     deposit accounts,
representing approximately     non-interest bearing (demand) accounts with
balances totaling approximately $    for an average balance per account of
approximately $    ;     savings, interest-bearing demand and money market
accounts with balances totaling approximately $    for an average balance per
account of approximately $    and     time certificate of deposit accounts with
balances totaling approximately $    for an average balance per account of
approximately $    .

    Americorp is engaged in lending activities to businesses and consumers throughout the geographic area of Ventura County, California. ACB has concentrations in commercial loans, real estate loans and installment loans. The risks associated with these types of loans vary with the borrower, associated type of industry and prevailing economic conditions.

    Business loans are extended to a variety of commercial borrowers. These loans include revolving lines of credit, both secured and unsecured; equipment financing and term loans on real estate. In general, business loans have a higher degree of risk associated with changing economic cycles, product obsolescence and management experience. ACB utilizes a loan policy manual which sets standards for the accepted level of risk in the particular area under consideration. Business loans are reviewed by experienced loan personnel utilizing a secondary review and approval process which ultimately is overseen by the Board of Directors. ACB typically obtains the guarantees of the borrowing company's principal owners. Business lending risk is also mitigated by the contracted services of an independent loan review company. Commercial loans
outstanding, as of December 31, 1998, totaled $    representing   % of the
portfolio.

    ACB also structures commercial loans secured by the real estate. These loans also vary in risk depending primarily on business cycles. Commercial real estate loans generally are amortized over a 20 year period with maturity dates of 5 years. ACB accepts properties whose appraised values provides a loan-to-value ratio of 75% or less. Commercial loans outstanding, at December 31, 1998,
totaled $    , representing   % of the portfolio. ACB is not involved with any
residential tract housing construction and limits construction loans to either pre-sold or contract homes with permanent financing arranged. Construction loans total less than 3% of the total loan portfolio.

    ACB is also engaged in the brokering of single family first trust deeds to other lenders.

    ACB also extends loans to consumers which include automobiles, installment, recreational vehicles, equity lines of credit, bankcard and overdraft
protection. As of December 31, 1998, ACB had $    in installment loans
outstanding, representing   % of the portfolio. Home equity loans, primarily
secured by second deeds of trusts, totaled $    , representing   % of the
portfolio. Bankcard loans outstanding totaled $    and overdraft protection
totaled $    representing   % and   % respectively of the total portfolio.
During 1998, ACB sold its bankcard portfolio for a nominal premium. Consumer loans are underwritten according to standards set in ACB's loan policy manual. ACB utilizes Experian and Trans Union credit reporting agencies to obtain current information on a consumer's payment history, monitors delinquency trends regularly and sets reserves to mitigate risk in this area.

    The principal sources of ACB's revenues are (i) interest and fees on loans,
(ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, and (iv) interest on federal funds sold (funds loaned on short-term basis to other banks). For the period ended December 31, 1998, these
sources comprised   %,   %,   % and   %, respectively, of ACB's total operating
income.

    Virtually all of the consolidated net income of Americorp is generated by ACB.

    ACB has not engaged in any material research activities relating to the development of new services or the improvement of existing ACB services.

    There has been no significant change in the types of services offered by ACB since its inception, except in connection with new types of accounts allowed by statute or regulation in recent years. ACB has no present plans regarding "a new line of business" requiring the investment of a material amount of total assets.

    Most of ACB's business originates from Ventura County and there is no emphasis on foreign sources and application of funds. ACB's business, based upon performance to date, does not appear to be seasonal. Except as described above, a material portion of ACB's loans is not concentrated within a single industry or group of related industries, nor is ACB dependent upon a single customer or group of related customers for a material portion of its deposits. Management of ACB is unaware of any material effect upon ACB's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

    ACB holds no patents, licenses (other than licenses obtained from ACB regulatory authorities), franchises or concessions.

EMPLOYEES

    As of December 31, 1998, ACB had a total of 95 full-time employees and 24 part-time employees. The management of ACB believes that its employee relations are satisfactory.

COMPETITION

    Banking and financial services business in California generally, and in ACB's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. ACB competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than ACB. In order to compete with the other financial services providers, ACB principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. ACB maintains seven full service-banking offices in Ventura County.

YEAR 2000 RISKS AND PREPAREDNESS

    Many existing computer programs use only two digits to identify a year in a data field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000 or possibly earlier. In that the financial services business is highly dependent on computer applications the Year 2000 issue affects the Company in a variety of ways, including the following (i) the Company relies on computer systems in almost all aspects of its business, including the processing of deposits, loans and other services and products offered to customers, the failure of which in connection with the Year 2000 could cause systemic disruptions and failures in the products and services offered by the Company, (ii) other banks, clearing houses and vendors whose products and services the Company uses are at risk of systemic disruptions and potential failures in the event that such entities have not adequately addressed their Year 2000 issues prior to the Year 2000, (iii) the creditworthiness of borrowers of the Company might be diminished by significant disruptions of their business as a result of their own or others' failure to address adequately the Year 2000 issues prior to the Year 2000, and
(iv) federal banking agencies have issued interagency guidance on the business-wide risk posed to financial institutions by the year 2000 problem pursuant to which the federal banking agencies may take supervisory action against financial institutions that fail to address appropriately Year 2000 issues prior to the Year 2000, including formal and informal enforcement actions, denial of applications to the federal banking agencies, civil money penalties and a reduction in the management component rating of the institution's composite rating.

    In order to address the Year 2000 issues facing the Company, the Company's Management has initiated a program to prepare the Company's computer systems and applications for the Year 2000 (the "Year 2000 Plan"). The primary focus of the Year 2000 Plan is to convert to the target systems identified and believed to be Year 2000 compliant. The Company expects to incur internal staff costs as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare for conversion and Year 2000 system preparations.

    As a part of the Year 2000 Plan, the Company is not only undertaking the infrastructure and facilities enhancement and testing necessary to ensure that the Company is adequately prepared for the Year 2000, but the Company is also communicating with its vendors upon whose services the Company relies to ensure Year 2000 compliance. Pursuant to the Year 2000 Plan, the Company substantially completed testing of its mission-critical systems and the computer-related interactive vendor systems by December 31, 1998 and expects to complete all testing by June 1999. In addition, as part of the credit review process, the Company is communicating with its major borrowers in an effort to ensure that such borrowers have taken appropriate steps to address their Year 2000 issues and will not be materially affected by any Year 2000 problems. The Company is communicating with its deposit customers as well. The Company is also preparing contingency plans to protect the Company in the event that the Company is unable to attain Year 2000 compliance in certain applications according to the Year 2000 Plan.

    The Company has established a working committee comprised of Senior and Middle Management to plan for and monitor the Company's compliance with Year 2000 issues. This committee has developed a comprehensive policy setting forth priorities and a timetable for the Bank to follow in this process.

    The Company has developed a contingency plan that identifies the mission critical processes and service providers. An alternative provider or process has been identified for each mission critical vendor. In addition, on the assumption that the original or alternative process fails at the point of processing in the Year 2000, contingency plans are being designed that will provide minimum levels of service or outputs until the failed system can be repaired or replaced. Most of these contingency plans are manual effort systems. Test results to-date indicate that the original system for each mission critical system should meet the demands of processing in the Year 2000. As a reasonable worst case, the manual systems designed should provide the minimum levels of service for the time required to repair or replace failed systems. However, in the case of failure, the ultimate impact on financial operations is not known, nor is it known what impact a regional or nationwide power failure or communications breakdown would have on the financial performance of the Company.

    The Company has created a budget specific to Year 2000 readiness. The budget is comprised of the following components: (1) Consulting assistance for testing,
(2) Auditing, and (3) Operating system and network upgrades. These components are budgeted at $300,000. As of December 31, 1998, $154,782, or 52% has been spent. Senior Management reviews the budget from time to time as the Year 2000 Plan is implemented. There is no assurance that additional amounts will not be added to the amounts already budgeted for Year 2000 expenditures. With respect to components number (1) and (2), it should be noted that the Company has engaged the services of three consulting firms that have or are currently providing audit review of the effectiveness of the Year 2000 Plan and technological assistance in preparing for and conducting the Company's testing plan. Some of these fees, estimated to be approximately $7,500 combined, have yet to be expensed.

    In addition, the Company has dedicated significant human resources to the Year 2000 Plan. This includes the salaries and benefits of personnel devoting significant time to the plan. As of December 31, 1998, the Company had expended over $120,000 in "man-hours" to the project, equivalent to 100 work weeks. In addition, expenditures have been made in the areas of advertising and public relations, customer and employee awareness programs and more.

    In April of 1998, the Company initiated a credit risk assessment program, with loan officers completing a Year 2000 questionnaire for all new and renewed credits in amounts over $100,000. These questionnaires were designed to provide the Company's management with information by which it could evaluate the borrower's awareness of and sensitivity to Year 2000 risk. Questionnaires are reviewed and discussed at weekly Officer Loan Committee meetings and are further reviewed by Credit Administration and a Senior Lender to ascertain Year 2000 risk associated with the credit. As a result of this review, $ has been allocated to the Company's loan loss provision. In addition, legal language addressing Year 2000 issues is included in significant commitment letters and loan documentation for certain borrowers. Finally, on loan participations purchased, the Company requires assurances from the lead lender that it has obtained a Year 2000 questionnaire from the borrower and also that the lead lender is satisfactorily progressing toward Year 2000 compliance.

    Although the Company believes that its Year 2000 Plan and other steps being taken are adequate to ensure that it will not be materially affected by the Year 2000 problem, there can be no assurance that the Year 2000 Plan and the Company's other Year 2000 remedial and contingency plans will fully protect the Company from the risks associated with the Year 2000. The analysis of, and preparation for, the Year 2000 and related problems necessarily rely on a variety of assumptions about future events and there can be no assurance that the Company's Management has accurately predicted such future events or that the remedial and contingency plans of the Company will adequately address such future events. In the event that the business of the Company, of vendors of the Company or of customers of the Company is disrupted as a result of the Year 2000 problem, such disruption could have a material adverse effect on the Company.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

    Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation has been introduced in Congress that would repeal the current statutory restrictions on affiliations between commercial banks and securities firms. See "Financial Modernization Legislation."

SUPERVISION AND REGULATION

    The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

    AMERICORP

    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

    The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

    The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging , directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

    Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

    The Company is subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and files certain reports pursuant to such Act with the Securities and Exchange Commission (the "SEC").

    ACB

    The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Banks business and condition.

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Banks operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

CAPITAL STANDARDS

    The Federal Reserve Board and the FDIC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

    In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

    The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1998.

                                                                                DECEMBER 31, 1998
                                                                          ------------------------------
                                                                                        MINIMUM CAPITAL
                                                                            ACTUAL        REQUIREMENT
                                                                          -----------  -----------------
Leverage ratio..........................................................            %            4.0%
Tier 1 risk-based ratio.................................................                         4.0
Total risk-based ratio..................................................                         8.0

    Under applicable regulatory guidelines, the Company and the Bank were considered "Well Capitalized" at December 31, 1998.

    On January 1, 1998 new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the bank is less than the greater of (i) 3% of the banks total assets or (ii) $1,000,000.

PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

    Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

    An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                         "Adequately capitalized"
Total risk-based capital of 10%;           Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and       Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                      Leverage ratio of 4%.

"Undercapitalized"                         "Significantly undercapitalized"
Total risk-based capital less than 8%;     Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%;    Tier 1 risk-based capital less than 3%;
  or                                        or
Leverage ratio less than 4%.               Leverage ratio less than 3%.

"Critically undercapitalized"
Tangible equity to total assets less than 2%.

    An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions.

    An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates;
(iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

    Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

    In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

PREMIUMS FOR DEPOSIT INSURANCE

    All deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF") which are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. During 1995, the FDIC significantly reduced premium rates assessed on deposits insured by the BIF. As a result of its "Well Capitalized" status, the Bank currently pays approximately $6,900 per year.

FINANCIAL MODERNIZATION LEGISLATION

    Various proposals to adopt comprehensive financial modernization legislation have been introduced in Congress which include, among other things, elimination of the federal thrift charter, creation of a uniform financial institutions charter, expansion of bank powers, and integration of banking, commerce, securities activities and insurance. In May 1998, the House passed legislation that would have overhauled the financial services industry and would have, among other things, allowed mergers among banking, securities and insurance firms. Congress adjourned for 1998 without the passage of similar legislation by the Senate. Similar legislation has already been introduced in both houses of Congress in the current session. It is currently impossible to predict whether and in what form financial reform legislation will be passed in 1999 or in the future or what the impact of such legislation might be on the Company, its financial condition and business as well as its results of operations.

COMMUNITY REINVESTMENT ACT

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

    In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding." "satisfactory," "needs to improve" or "substantial noncompliance." At its last examination by the FDIC, the Bank received a CRA rating of "Satisfactory."

ACCOUNTING CHANGES

    From time to time the Financial Accounting Standards Board ("FASB") issues pronouncements which govern the accounting treatment for the Company's financial statements. For a description of the recent pronouncements applicable to the Company (see the Notes to the Financial Statements included in Item 8 of this Report). The FASB recently proposed for comment a change in the accounting rules relating to mergers and acquisitions. Specifically, the "pooling method" of accounting for mergers would be eliminated. Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of such accounting change, if adopted, upon mergers and acquisitions involving financial institutions and upon the Company, its acquisition of CIB and the value of the Company's Common Stock can not presently be predicted.

POTENTIAL ENFORCEMENT ACTIONS

    Commercial banking organizations, such as the Company and the Bank, may be subject to potential enforcement actions by the Federal Reserve Board, the DFI and the FDIC for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

ITEM 2. PROPERTIES

    All ACB's offices are leased. See Note   to the Americorp Financial
Statements contained in Item 8 of this Report for certain additional information concerning the amount of ACB's lease commitments.

ITEM 3. LEGAL PROCEEDINGS

    The Bank is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

    There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5 % shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 15, 1998, Americorp held a special meeting of its shareholders in connection with a shareholder vote on the merger with CIB and on a new stock option plan for Americorp. In connection with the merger with CIB, there were 418,092 shares voted in favor of the merger, 1,200 shares voted against and 2,036 shares abstained. In connection with the stock option plan, 403,837 shares voted in favor of the plan, 12,931 shares voted against and 4,560 shares abstained.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Americorp Common Stock is not listed on any stock exchange or with Nasdaq. Trading in the Stock has not been extensive and such trades which have occurred would not constitute an active trading market.

    The management of Americorp is aware of one securities dealer who maintains an inventory and makes a market in Americorp Common Stock - Maguire Investments, Santa Maria, California. The following quarterly summary of market activity is furnished by Maguire Investments. These quotes do not necessarily include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below:

QUARTER                                                                           BID       ASKED
-----------------------------------------------------------------------------  ---------  ---------
First '96....................................................................      27.00      28.00
Second '96...................................................................      27.00      28.00
Third '96....................................................................      28.00      29.00
Fourth '96...................................................................      28.00      29.00
First '97....................................................................      28.00      29.00
Second '97...................................................................      28.00      29.00
Third '97....................................................................      28.50      29.50
Fourth '97...................................................................      31.00      32.00
First '98....................................................................      31.00      32.00
Second '98...................................................................      31.00      32.00
Third '98....................................................................      36.00      37.00
Fourth '98...................................................................      37.00      38.00

HOLDERS

    As of February 1, 1999, there were approximately 419 holders of Americorp Common Stock. There are no other classes of equity outstanding.

DIVIDENDS

    The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows:
(i) the corporation's assets equal at least 1-1/4 times its liabilities, and
(ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

    The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of
(a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of (x) its retained earnings; (y) its net income for its last fiscal year; or (z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1 - Description of Business - Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

    Under these provisions and considering minimum regulatory capital requirements, the amount available for distribution from the Bank to the Company
was approximately $    at December 31, 1998.

    Americorp has paid 61 consecutive quarterly cash dividends to its shareholders. Americorp is currently paying quarterly cash dividends of $0.21 per share and has paid at such rate since July 1995.

    The dividend policy of Americorp is not expected to be changed as a result of the merger with CIB; however, no assurances can be given that such policy may not change. Moreover, declarations or payments of dividends by the Board of Directors of Americorp after the merger with CIB will depend upon a number of factors, including capital requirements, regulatory limitations (as discussed above), Americorp's and ACB's financial condition and results of operations, tax considerations and general economic conditions. No assurance can be given that any dividends will be declared or, if declared, what the amount of dividends or their type (cash, stock or both) will be or whether such dividends, once declared, will continue.

ITEM 6. SELECTED FINANCIAL DATA

    Subject to completion pursuant to Rule 12b-25.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Subject to completion pursuant to Rule 12b-25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Subject to completion pursuant to Rule 12b-25.

ITEM 8. FINANCIAL STATEMENTS

    Subject to completion pursuant to Rule 12b-25.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Information in response to this Item is set forth in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 which by this reference is incorporated herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The following table sets forth information on the current members of the Boards of Directors of Americorp and ACB after the merger with CIB.

                                                                                                            YEAR
                                                                                                            FIRST
                                                                                                            ELECTED
                                                                                                            OR
NAME                               AGE   BUSINESS EXPERIENCE FOR PAST FIVE YEARS                            APPOINTED
---------------------------------  ---   -----------------------------------------------------------------  -------
Michael T. Hribar................  51    Certified Public Accountant                                         1998

Allen W. Jue.....................  63    Chairman of the Board (since 1994); Owner, Jue's Market             1973

Robert J. Lagomarsino............  72    VP Lagomarsino's (family business); U.S. Congress, 1974-93          1993

Gerald J. Lukiewski..............  45    Banker, President of ACB 3/98 to present; S.V.P. Chief Credit       1998
                                           Officer 7/97 to 3/98; V.P. Regional Manager 9/96 to 7/97; prior thereto various Vice President positions with Santa Barbara
                                           Bank & Trust Co. and Bank of A Levy

E. Thomas Martin.................  55    President, Martin Resorts, Inc. (hotel) 1998 to present; Manager,   1996
                                           Martin & Hobbs LLC (real estate and vineyards) 1996 to present;
                                           President, Martin & MacFarlane, Inc. (outdoor advertising and winery) 1976-1998; President, MW Sign Corp. (management
                                           company) 1991-1998

Harry L. Maynard.................  71    Retired, former President of ACB                                    1976

Edward F. Paul...................  61    President, Walker, Inc. (real estate management and sales);         1998
                                           President, CIB 1995-96

Joseph L. Priske.................  49    Vice Chairman of the Board; CEO, Priske-Jones Company (real         1998
                                           estate development)

Jacqueline S. Pruner.............  60    Consultant, American Medical Response 6/94-5/97; Co-Owner, Pruner   1998
                                           Investments

    The following table sets forth information on the current executive officers of Americorp or ACB.

                                                                                                            YEAR
                                                                                                            FIRST
                                                                                                            ELECTED
                                                                                                            OR
NAME                               AGE   BUSINESS EXPERIENCE FOR PAST FIVE YEARS                            APPOINTED
---------------------------------  ---   -----------------------------------------------------------------  -------
Gerald J. Lukiewski .............  45    Banker, President of ACB 3/98 to present; S.V.P. Chief Credit       1998
  President                                Officer 7/97 to 3/98; V.P. Regional Manager 9/96 to 7/97; prior thereto various Vice President positions with Santa Barbara
                                           Bank & Trust Co. and Bank of A Levy

Thomas E. Anthony ...............  50    Senior Vice President and Chief Lending Officer of CIB              1998
  Sr. VP and Chief Lending
  Officer

Allen R. Partridge ..............  58    Senior Vice President and Chief Financial Officer of CIB from       1998
  Sr. VP and Chief Financial               3/97; in house con- sultant acting as chief accountant and
  Officer                                  information systems manager for the Israel Discount Bank from
                                           5/96 to 3/97; Chief Operating Officer and Chief Financial
                                           Officer for Bank of Los Angeles from 11/93 to 6/95

Mary Martha Stewart .............  38    Senior Vice President and Chief Operating Officer of ACB from       1998
  Sr. VP and Chief Operating               3/98; Senior Vice President Operations for Colonial Western
  Officer                                  Agency, Inc. from 10/97 to 1/98; Group Vice President and Area
                                           Manager for City National Bank from 1/97 to 9/97; Senior Vice
                                           President Branch Administration for Ventura County National
                                           Bank (acquired by City National) from 5/90 to 1/97

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    Set forth below is the compensation accrued during 1998 to the five highest paid executive officer of Americorp/ACB who received total annual salary and bonus of more than $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                              ANNUAL COMPENSATION
                                                                      -----------------------------------
                                                                                                 (E)
                                                                                                OTHER           (D)
                           (A)                                           (C)        (D)        ANNUAL        ALL OTHER
                        NAME AND                              (B)      SALARY      BONUS       COMPEN-     COMPENSATION
                   PRINCIPAL POSITION                        YEAR      ($)(1)       ($)     SATION($)(2)        ($)
---------------------------------------------------------  ---------  ---------  ---------  -------------  -------------
Gerald J. Lukiewski .....................................       1998    114,166     50,000           --             --
  President(3)                                                   N/A

Mary Martha Stewart .....................................       1998     62,500     40,468           --             --
  Senior V.P.                                                    N/A

Thomas E. Anthony(4) ....................................       1998     97,060     15,000           --             --
  Senior VP                                                      N/A

Allen R. Partridge(4) ...................................       1998     88,400     15,000           --             --
  Senior VP                                                      N/A

James E. Beeninga .......................................       1998     11,940         --        7,000(6)     119,027(7)
  President(5)                                                  1997    139,100     26,065           --             --

------------------------

(1) Amounts shown include cash and non-cash compensation earned and received, including monthly auto allowances.

(2) No executive officer received perquisites or other personal benefits in excess of the lesser of $50,000 or 10% of each such officer's total annual salary and bonus.

(3) Became President on March 2, 1998 and Senior Vice President and Chief Credit Officer prior thereto.

(4) Reflects services and compensation received at CIB prior to the merger on December 31, 1998.

(5) Resigned as President on March 2, 1998.

(6) Reflects the difference between the exercise price and the fair market value on the exercise of a stock option for 1,000 shares of Americorp stock.

(7) Reflects amounts paid to Mr. Beeninga in connection with his resignation.

OPTION GRANTS IN 1998

    In connection with the merger with CIB, Americorp adopted a new stock option plan. Previous stock option plans of Americorp were terminated at such time but options granted pursuant to such plans remained outstanding and exercisable in accordance with their terms. Options granted during 1998 under the various Americorp stock option plans to any of the officers set forth in the Summary Compensation Table are as follows:

                                                          (B)                (C)
                                                       NUMBER OF         PERCENT OF          (D)
                                                      SECURITIES       OPTIONS GRANTED   EXERCISE OR
                       (A)                            UNDERLYING        TO EMPLOYEES     BASE PRICE         (E)
                      NAME                          OPTIONS GRANTED        IN 1998        PER SHARE   EXPIRATION DATE
-------------------------------------------------  -----------------  -----------------  -----------  ---------------
Lukiewski........................................          1,000               3.01       $   31.50        3/25/03
Stewart..........................................          4,000              12.05       $   31.50        3/25/03
Anthony..........................................          3,641              10.97       $   27.46        6/18/08
Partridge........................................          3,641              10.97       $   27.46        6/18/08
Beeninga.........................................             --                 --              --             --

    The following table sets forth certain information concerning unexercised options under the Americorp stock option plans to the persons named in the Summary Compensation Table.

                                                                                             (D)
                                                                                          NUMBER OF          (E)
                                                                                         SECURITIES       VALUE OF
                                                                                         UNDERLYING      UNEXERCISED
                                                                                         UNEXERCISED    IN-THE-MONEY
                                                                                         OPTIONS AT        OPTIONS
                                                                 (B)                     12/31/98(#)   AT 12/31/98($)
                                                               SHARES          (C)      -------------  ---------------
                           (A)                               ACQUIRED ON    REALIZED    EXERCISABLE/    EXERCISABLE/
                           NAME                              EXERCISE(#)     ($)(1)     UNEXERCISABLE   UNEXERCISABLE
----------------------------------------------------------  -------------  -----------  -------------  ---------------
Lukiewski.................................................           --            --    2,600/2,400     21,500/18,000
Stewart...................................................           --            --      800/3,200      4,400/17,600
Anthony...................................................           --            --      729/2,912      7,684/30,692
Partridge.................................................           --            --      729/2,912      7,684/30,692
Beeninga..................................................        1,000         7,000        --              --

------------------------

(1) The aggregate value has been determined based upon the average of the bid and asked prices for Americorp's stock at exercise or year-end, minus the exercise price.

DIRECTOR COMPENSATION

    In 1998, each of the then directors received $1,000 per month in director's fees except as indicated in the following sentences. The Secretary to the Board (Mr. Cryne - retired) received $2,000 per month in fees and the Vice-Chairman of the Board, (Mr. Lagomarsino) also received $2,000 per month in fees. Mr. Jue (the Chairman of the Board) received $3,500 per month in fees.

    During 1998, ACB's Directors' Retirement Plan was terminated and the benefits payable thereunder frozen. Benefits will only be payable upon retirement and then either on a lump sum basis or pursuant to a 10 year pay-out. Directors Cryne (retired), Jue, Lagomarsino and Wood (retired) were the only participants in the plan. It is currently anticipated that the amount of such additional accrual will be approximately $175,600.

EMPLOYMENT AGREEMENTS

    In connection with his appointment as President and Chief Executive Officer of Americorp and ACB, ACB entered into an employment agreement with Gerald J. Lukiewski as of March 2, 1998. The agreement, as amended and extended, currently provides for a three year term with an annual salary of $135,000. The agreement also provides for participation in ACB's bonus plan and certain other benefits, including vacation, automobile allowance, insurance, retirement benefits and expense reimbursements. In the event of termination without cause, the agreement provides for the lesser of (i) three months of additional salary and benefits or (ii) the remaining salary and benefits due under the term of the agreement.

    On July 7, 1998, CIB entered into an employment agreement with Mr. Thomas Anthony as CIB's Senior Vice President and Senior Lending Officer. The term of the agreement commenced on June 18, 1998 and shall terminate on December 31, 1999. Mr. Anthony shall receive a salary of $95,258.89 per year, four weeks of vacation, use of a Bank owned automobile, a stock option of 5,000 shares vesting 20% per year at an exercise price of $20.00 per share, certain health and medical benefits, and reimbursement of certain business expenses. Mr. Anthony may be terminated with cause for any of the various reasons enumerated in the agreement, and upon such termination, Mr. Anthony would receive only accrued salary and payment for any unused vacation. The agreement also provides for the payment of six months salary if Mr. Anthony is terminated without cause. If Mr. Anthony is terminated, Mr. Anthony may not, for a one year period following termination, solicit any customers or employees to move their banking or employment relationships.

    Also on July 7, 1998, CIB entered into an employment agreement with Mr. Allen Partridge as CIB's Senior Vice President and Chief Financial Officer. The term of the agreement commenced on June 18, 1998 and shall terminate on December 31, 1999. Mr. Partridge shall receive a salary of $88,400 per year, four weeks of vacation, a stock option of 5,000 shares vesting 20% per year at an exercise price of $20.00 per share, certain health and medical benefits, and reimbursement of certain business expenses. Mr. Partridge may be terminated with cause for any of the various reasons enumerated in the agreement, and upon such termination, Mr. Partridge would receive only accrued salary and payment for any unused vacation. The agreement also provides for the payment of six months salary if Mr. Partridge is terminated without cause. If Mr. Partridge is terminated, Mr. Partridge may not, for a one year period following termination, solicit any customers or employees to move their banking or employment relationships.

    The employment agreements of Messrs. Anthony and Partridge were assumed by Americorp and ACB in connection with the merger of CIB with and into ACB.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Except as set forth in the following table, management of Americorp does not know of any person who owns beneficially more than 5% of Americorp Stock. The following table sets forth certain information as of February 1, 1999, concerning the beneficial ownership of Americorp Stock by each of the current directors of Americorp and ACB and by all current directors and executive officers of Americorp and ACB as a group.

                                                                    AMOUNT OF
                                                                   BENEFICIAL        PERCENT OF
                  NAME OF BENEFICIAL OWNER                        OWNERSHIP(1)        CLASS(2)
-------------------------------------------------------------  -------------------  -------------
Michael T. Hribar............................................           6,623(3)              *
Allen W. Jue.................................................          17,681(4)            1.7%
Robert J. Lagomarsino........................................          41,312               4.0%
Gerald J. Lukiewski..........................................           3,300(5)              *
E. Thomas Martin.............................................          55,575(6)            5.4%
Harry L. Maynard.............................................          15,202               1.5%
Edward F. Paul...............................................          41,044(7)            4.0%
Joseph L. Priske.............................................           9,443(8)              *
Jacqueline S. Pruner.........................................          21,106(9)            2.0%
Directors and Executive Officers
  as a Group (12 persons)....................................         217,985(10)          20.7%

------------------------

*   Less than 1%.

(1) Beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares; (a) voting power, which includes the power to vote, or to direct the voting of such security; and/or; (b) investment power which includes the power to dispose, or to direct the disposition of such security. Beneficial owner also includes any person who has the right to acquire beneficial ownership of such security as defined above within 60 days of the date specified.

(2) Shares subject to options held by directors and executive officers that were exercisable within 60 days after February 1, 1999 are treated as issued and outstanding for the purpose of computing the percentage of class owned by such person (or group) but not for the purpose of computing the percentage of class owned by any other individual person.

(3) Includes 1,457 shares exercisable pursuant to the Americorp stock option plans.

(4) Includes 5,000 shares exercisable pursuant to the Americorp stock option plans.

(5) Includes 2,800 shares exercisable pursuant to the Americorp stock option plans.

(6) Includes 2,000 shares exercisable pursuant to the Americorp stock option plans.

(7) Includes 1,457 shares exercisable pursuant to the Americorp stock option plans.

(8) Includes 1,457 shares exercisable pursuant to the Americorp stock option plans.

(9) Includes 729 shares exercisable pursuant to the Americorp stock option plans.

(10) Includes 17,958 shares exercisable pursuant to the Americorp stock option plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Some of the current directors and officers of Americorp and ACB and the companies with which they are associated have been customers of, and have had banking transactions with ACB, in the ordinary course of ACB's business, and ACB expects to continue to have such banking transactions in the future. All loans and commitments to lend included in such transactions have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons of similar creditworthiness, and in the opinion of management of ACB, have not involved more than the normal risk of repayment or presented any other unfavorable features.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

  2.1  Agreement to Merge and Plan of Reorganization, dated July 7, 1998, and amended on September 17, 1998*
  3.1  Articles of Incorporation of Americorp*
  3.2  Bylaws of Americorp, as amended*
 10.1  Employment Agreement of Gerald J. Lukiewski*
 10.2  1994 Stock Option Plan*
 10.3  1998 Stock Option Plan*
 10.4  ACB 401K Profit Sharing Plan*
 10.5  Restated and Amended Senior Executives Retirement Plan*
 10.6  Restated and Amended Chief Executive Officer Retirement Plan*
 10.7  Restated and Amended Directors Retirement Plan*
 10.8  Data processing Agreement with Electronic Data Systems Corp.*
 10.9  Employment Agreement of Allen Partridge
 10.10 Employment Agreement of Thomas Anthony
 16    Letter concerning change in certifying accountant**
 21    Subsidiary of Americorp - American Commercial Bank is the only subsidiary of Americorp
 23    Consent of Vavrinek, Trine, Day & Co., LLP
 27    Financial Data Schedule

------------------------

* filed with the SEC in Registration Statement 333-63841 on Form S-4 and by this reference incorporated herein

** contained in Americorp's Report on Form 8-K filed with the SEC on December 4,
    1998 and by this reference incorporated herein.

REPORTS ON FORM 8-K:

    On December 4, 1998, the Company filed a report on Form 8-K in connection with item 4 - Change in Accountants.

    On January 13, 1999, the Company filed a report on Form 8-K in connection with items 2 and 7 regarding the closing of the transaction with Channel Islands Bank.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Americorp caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 1999.

                                AMERICORP

                                By:           /s/ GERALD J. LUKIEWSKI
                                     -----------------------------------------
                                                Gerald J. Lukiewski
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ ALLEN PARTRIDGE
                                     -----------------------------------------
                                                  Allen Partridge
                                              CHIEF FINANCIAL OFFICER

    In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Americorp and in the capacities and on the dates indicated.

                                                                     Dated:

         /s/ ALLEN W. JUE
-----------------------------------  Chairman of the Board of    March 18, 1999
           Allen W. Jue               Directors

       /s/ MICHAEL T. HRIBAR
-----------------------------------  Director                    March 18, 1999
         Michael T. Hribar

     /s/ ROBERT J. LAGOMARSINO
-----------------------------------  Director                    March 18, 1999
       Robert J. Lagomarsino

      /s/ GERALD J. LUKIEWSKI
-----------------------------------  Director                    March 18, 1999
        Gerald J. Lukiewski

       /s/ E. THOMAS MARTIN
-----------------------------------  Director                    March 18, 1999
         E. Thomas Martin

       /s/ HARRY L. MAYNARD
-----------------------------------  Director                    March 18, 1999
         Harry L. Maynard

        /s/ EDWARD P. PAUL
-----------------------------------  Director                    March 18, 1999
          Edward P. Paul

-----------------------------------  Director                    March   , 1999
         Joseph L. Priske

     /s/ JACQUELINE S. PRUNER
-----------------------------------  Director                    March 18, 1999
       Jacqueline S. Pruner

                                 EXHIBIT INDEX

 EXHIBIT
SEQUENTIAL                                                                                 PAGE
  NUMBER                                    DESCRIPTION                                   NUMBER
----------  ---------------------------------------------------------------------------  ---------
  10.9      Employment Agreement of Allen Partridge

  10.10     Employment Agreement of Thomas Anthony

  23        Consent of Vavrinek, Trine, Day & Co., LLP

  27        Financial Data Schedule