Form 10-K/A
period 1998-12-31
AMERICORP
filed 1999-04-14
CIK 824906

 THE FOLLOWING ITEMS WERE THE SUBJECT OF A FORM 12b-25 AND ARE INCLUDED HEREIN:
                             1, 6, 7, 7A, 8 AND 14.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. NOT APPLICABLE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

PART I

                                                                                                       PAGE
                                                                                                      -------
Item 1.                            Business                                                               3

Item 2.                            Properties                                                            13

Item 3.                            Legal Proceedings                                                     13

Item 4.                            Submission of Matters to a Vote of Security Holders                   13

PART II

Item 5.                            Market for Common Equity and Related Stockholders Matters             14

Item 6.                            Selected Financial Data                                               16

Item 7.                            Management's Discussion and Analysis of Financial Condition and       17
                                     Results of Operations

Item 7A                            Quantitative and Qualitative Disclosure About Market Risk             27

Item 8.                            Financial Statements                                                  30

Item 9.                            Changes and Disagreements with Accountants on Accounting and          54
                                     Financial Disclosure

PART III

Item 10.                           Directors and Executive Officers of the Registrant                    55

Item 11.                           Executive Compensation                                                57

Item 12.                           Security Ownership of Certain Beneficial Owners and Management        60

Item 13.                           Certain Relationships and Related Transactions                        61

Item 14.                           Exhibits and Reports on Form 8-K                                      61

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Americorp ("Americorp" or the "Company") is a California corporation organized to act as the bank holding company for American Commercial Bank ("ACB" or the "Bank"). In 1987, Americorp acquired all of the outstanding common stock of ACB in a holding company formation transaction. Other than holding the shares of ACB, Americorp conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), Americorp's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. At December 31, 1998, Americorp had approximately $241.7 million in consolidated assets, $152.6 million in consolidated net loans, $217.7 million in consolidated deposits, and $20.4 million in consolidated stockholders' equity after giving effect to the transaction with Channel Islands Bank described below.

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

    At the consummation of the merger, CIB had approximately $95 million in total assets, approximately $63 million in total loans, approximately $87 million in total deposits and approximately $8 million in total stockholders' equity.

    The exchange ratio used in the merger was .7282 shares of Americorp Common Stock for each share of CIB outstanding. Americorp issued a total of 405,505 shares of Common Stock in connection with the transaction.

    The merger was intended to be tax free at the corporate and shareholders levels.

    The merger was accounted for as a "pooling of interest" and the financial statement included in Item 8 hereof have been prepared in accordance with such determination. See footnote 17 to such financial statements. ALL INFORMATION CONCERNING AMERICORP AND ACB HEREIN REFLECTS THE CONSUMMATION OF THE MERGER.

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

    Business loans are extended to a variety of commercial borrowers. These loans include revolving lines of credit, both secured and unsecured; equipment financing and term loans on real estate. In general, business loans have a higher degree of risk associated with changing economic cycles, product obsolescence and management experience. ACB utilizes a loan policy manual which sets standards for the accepted level of risk in the particular area under consideration. Business loans are reviewed by experienced loan personnel utilizing a secondary review and approval process which ultimately is overseen by the Board of Directors. ACB typically obtains the guarantees of the borrowing company's principal owners. Business lending risk is also mitigated by the contracted services of an independent loan review company. Commercial loans outstanding, as of December 31, 1998, totaled $60.4 million representing 39% of the portfolio.

    ACB also structures commercial loans secured by the real estate. These loans also vary in risk depending primarily on business cycles. Commercial real estate loans generally are amortized over a 20 year period with maturity dates of 5 years. ACB accepts properties whose appraised values provides a loan-to-value ratio of 75% or less. Commercial loans outstanding secured by real estate, at December 31, 1998, totaled $38.8 million, representing 25% of the portfolio. ACB is not involved with any residential tract housing construction and limits construction loans to either pre-sold or contract homes with permanent financing arranged. Construction loans total less than 3% of the total loan portfolio.

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

    In April of 1998, the Company initiated a credit risk assessment program, with loan officers completing a Year 2000 questionnaire for all new and renewed credits in amounts over $100,000. These questionnaires were designed to provide the Company's management with information by which it could evaluate the borrower's awareness of and sensitivity to Year 2000 risk. Questionnaires are reviewed and discussed at weekly Officer Loan Committee meetings and are further reviewed by Credit Administration and a Senior Lender to ascertain Year 2000 risk associated with the credit. As a result of this review, $148,000 has been allocated to the Company's loan loss provision. In addition, legal language addressing Year 2000 issues is included in significant commitment letters and loan documentation for certain borrowers. Finally, on loan participations purchased, the Company requires assurances from the lead lender that it has obtained a Year 2000 questionnaire from the borrower and also that the lead lender is satisfactorily progressing toward Year 2000 compliance.

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

                                                                                DECEMBER 31, 1998
                                                                          ------------------------------
                                                                                        MINIMUM CAPITAL
                                                                            ACTUAL        REQUIREMENT
                                                                          -----------  -----------------
Leverage ratio..........................................................         8.4%            4.0%
Tier 1 risk-based ratio.................................................        10.6             4.0
Total risk-based ratio..................................................        11.6             8.0

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

ITEM 2. PROPERTIES

    All ACB's offices are leased. See Note 13 to the Americorp Financial Statements contained in Item 8 of this Report for certain additional information concerning the amount of ACB's lease commitments.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data with respect to the Company's consolidated statement of financial position for the years ended December 31, 1998 and 1997 and its consolidated statements of income for the years ended December 31, 1998, 1997 and 1996 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-K. The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed in Note 17 to the consolidated financial statements. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to Company's consolidated statement of financial position as of December 31, 1996, 1995 and 1994 and its consolidated statements of income for the years ended December 31, 1995 and 1994 have been derived from the audited financial statements of the Company, which are not presented herein.

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
SUMMARY OF OPERATIONS:
  Interest Income....................................  $   18,054  $   16,575  $   15,120  $   13,757  $   12,250
  Interest Expense...................................       4,972       4,626       4,593       3,852       3,065
                                                       ----------  ----------  ----------  ----------  ----------
  Net Interest Income................................      13,082      11,949      10,527       9,905       9,185
  Provision for Loan Losses..........................         523         780       1,743         496         169
                                                       ----------  ----------  ----------  ----------  ----------
  Net Interest Income After Provision for Loan
    Losses...........................................      12,559      11,169       8,784       9,409       9,016
  Noninterest Income.................................       2,708       2,719       1,955       2,021       2,390
  Noninterest Expense................................      13,425      11,013       9,938       9,226       9,396
                                                       ----------  ----------  ----------  ----------  ----------
  Income Before Income Taxes.........................       1,842       2,875         801       2,204       2,010
  Income Taxes.......................................         678         972         272         659         574
                                                       ----------  ----------  ----------  ----------  ----------
  Net Income.........................................  $    1,164  $    1,903  $      529  $    1,545  $    1,436
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
  Dividends..........................................  $      615  $      581  $      572  $      557  $      453

PER SHARE DATA:
  Net Income--Basic..................................  $     1.18  $     2.08  $     0.58  $     1.71  $     1.60
  Net Income--Diluted................................  $     1.09  $     1.85  $     0.52  $     1.50  $     1.47
  Book Value.........................................  $    19.88  $    19.17  $    17.79  $    17.73  $    15.71

STATEMENTS OF FINANCIAL CONDITION SUMMARY:
  Total Assets.......................................  $  241,725  $  223,252  $  201,680  $  184,319  $  165,196
  Total Deposits.....................................     217,721     201,795     183,047     165,964     130,124
  Securities.........................................      32,388      39,262      39,199      39,904      45,934
  Loans, net.........................................     152,638     134,027     114,798     100,933      87,490
  Allowance for Loan Losses (ALLL)...................       1,953       1,966       1,535       1,364       1,518
  Total Shareholders' Equity.........................      20,396      17,907      16,068      15,967      14,138

SELECTED RATIOS:
  Return on Average Assets...........................        0.51%       0.92%       0.27%       0.92%       0.84%
  Return on Average Equity...........................        6.00%      11.33%       3.24%      10.60%      10.24%
  Net Interest Margin................................        6.56%       6.60%       6.22%       6.58%       6.18%
  Dividend Payout Ratio..............................       52.84%      30.53%     108.13%      36.05%      31.55%
  Non-performing Loans to Total Loans................        1.65%       1.45%       0.96%       1.82%       0.21%
  Non-performing Assets to Total Assets..............        1.06%       1.01%       0.58%       1.77%       1.21%
  ALLL to Non-performing Loans.......................       76.17%      99.70%     136.81%      73.49%     816.13%
  Average Capital to Average Assets..................        8.51%       8.10%       8.37%       8.65%       8.25%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS OVERVIEW

    The Company reported net earnings of $1.2 million or $1.09 diluted earnings per share for 1998. This represents a 39% decrease from 1997 when net earnings were $1.9 million or $1.85 diluted earnings per share. This decline occurred as growth in operating income (up approximately 8%) was offset by increased operating costs (up approximately 22%). Nonrecurring cost associated with the CIB merger and increased personnel costs represented the majority of this increase.

    The Company reported record earnings of $1.9 million in 1997. This represented a 359% increase over the $529,000 reported in 1996. This increase was a combination of significant increases in net interest income coupled with significant reduction in losses relating to the loan portfolio and the Company's investment in partnerships.

    The following table sets forth several key operating ratios for 1998, 1997 and 1996:

                                                                        FOR THE YEAR ENDED
                                                                           DECEMBER 31,
                                                                  -------------------------------
                                                                    1998       1997       1996
                                                                  ---------  ---------  ---------
Return on Average Assets........................................       0.51%      0.92%      0.27%
Return on Average Equity........................................       6.00%     11.33%      3.24%
Dividend Payout Ratio...........................................      52.84%     30.53%    108.13%
Average Shareholder's Equity to Average Total Assets............       8.51%      8.10%      8.37%

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS' EQUITY

    The following table presents, for the years indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields, and the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded (dollar amounts in thousands).

                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------------------------------------
                                                             1998                               1997                   1996
                                               ---------------------------------  ---------------------------------  ---------

                                                                       AVERAGE                            AVERAGE
                                                          INTEREST    YIELD OR               INTEREST    YIELD OR
                                                AVERAGE    EARNED       RATE       AVERAGE    EARNED       RATE       AVERAGE
                                                BALANCE    OR PAID      PAID       BALANCE    OR PAID      PAID       BALANCE
                                               ---------  ---------  -----------  ---------  ---------  -----------  ---------
ASSETS
Interest-Earning Assets:
  Investment Securities......................  $  35,834  $   2,002        5.59%  $  38,531  $   2,250        5.84%  $  40,041
  Federal Funds Sold.........................     21,565      1,110        5.15%     15,550        848        5.45%     18,663
  Other Earning Assets.......................      1,189         68        5.72%      1,690        102        6.04%      2,072
  Loans......................................    140,848     14,874       10.56%    125,248     13,375       10.68%    108,368
                                               ---------  ---------               ---------  ---------               ---------
Total Interest-Earning Assets................    199,436     18,054        9.05%    181,019     16,575        9.16%    169,144
Cash and Due From Banks......................     21,281                             17,670                             15,041
Premises and Equipment.......................      2,348                              2,155                              1,637
Other Real Estate Owned......................         96                                251                                222
Accrued Interest and Other Assets............      6,714                              8,155                             10,316
Allowance for Loan Losses....................     (1,947)                            (1,747)                            (1,501)
                                               ---------                          ---------                          ---------
Total Assets.................................  $ 227,928                          $ 207,503                          $ 194,859
                                               ---------                          ---------                          ---------
                                               ---------                          ---------                          ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Money Market and NOW.......................  $  66,501      1,352        2.03%  $  64,693      1,448        2.24%  $  62,050
  Savings....................................     18,017        389        2.16%     17,979        402        2.24%     18,377
  Time Deposits under $100,000...............     35,173      1,823        5.18%     29,933      1,507        5.03%     30,612
  Time Deposits of $100,000 or More..........     26,398      1,408        5.33%     23,121      1,269        5.49%     21,056
  Other......................................         --         --        0.00%         --         --        0.00%         --
                                               ---------  ---------               ---------  ---------               ---------
Total Interest-Bearing Liabilities...........    146,089      4,972        3.40%    135,726      4,626        3.41%    132,095
Noninterest-Bearing Liabilities:
  Demand Deposits............................     59,383                             52,601                             44,689
  Other Liabilities..........................      3,062                              2,374                              1,766
  Shareholders' Equity.......................     19,394                             16,802                             16,309
                                               ---------                          ---------                          ---------
Total Liabilities and Shareholders' Equity...  $ 227,928                          $ 207,503                          $ 194,859
                                               ---------                          ---------                          ---------
                                               ---------                          ---------                          ---------
Net Interest Income..........................             $  13,082                          $  11,949
                                                          ---------                          ---------
                                                          ---------                          ---------
Net Yield on Interest-Earning Assets.........                              6.56%                              6.60%



                                                            AVERAGE
                                               INTEREST    YIELD OR
                                                EARNED       RATE
                                                OR PAID      PAID
                                               ---------  -----------
ASSETS
Interest-Earning Assets:
  Investment Securities......................  $   2,369        5.92%
  Federal Funds Sold.........................        965        5.17%
  Other Earning Assets.......................        119        5.74%
  Loans......................................     11,667       10.77%
                                               ---------
Total Interest-Earning Assets................     15,120        8.94%
Cash and Due From Banks......................
Premises and Equipment.......................
Other Real Estate Owned......................
Accrued Interest and Other Assets............
Allowance for Loan Losses....................

Total Assets.................................

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Money Market and NOW.......................      1,428        2.30%
  Savings....................................        420        2.29%
  Time Deposits under $100,000...............      1,475        4.82%
  Time Deposits of $100,000 or More..........      1,270        6.03%
  Other......................................         --        0.00%
                                               ---------
Total Interest-Bearing Liabilities...........      4,593        3.48%
Noninterest-Bearing Liabilities:
  Demand Deposits............................
  Other Liabilities..........................
  Shareholders' Equity.......................

Total Liabilities and Shareholders' Equity...

Net Interest Income..........................  $  10,527
                                               ---------
                                               ---------
Net Yield on Interest-Earning Assets.........                   6.22%

EARNINGS ANALYSIS

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

    Net interest income for 1998 was $13.1 million, an increase of $1.2 million or 9.5% when compared to $11.9 million in 1997. This increase was primarily attributable to the growth in interest-earning assets, as the net yield on interest-earning assets was relatively unchanged at 6.56% in 1998 compared to 6.60% in

1997. Interest-earning assets increased $18.4 million or 10.2% to $199.4 million in 1998 compared to $181.0 million in 1997.

    During 1997, net interest income increased $1.4 million or 13.5% to $11.9 million from the 1996 amount of $10.5 million. As in 1998 the 1997 increase was primarily the result of increases in interest-earning assets which grew 7.0% from $169.1 million in 1996 to $181.0 million in 1997. The Company also benefited by 38 basis point increase in its net yield on interest-earning assets, which was 6.60% in 1997 compared to 6.22% in 1996.

    Interest income for 1998 was $18.1 million compared to $16.6 million in 1997. This increase of $1.5 million was comprised of additional income of $1.8 million resulting from increased interest-earning assets partially offset by an 11 basis point decline in the overall yield on interest-earning assets.

    Interest income is 1997 was also up $1.5 million compared to the $15.1 million reported in 1996. Again, this increase was primarily attributable to growth in interest-earning assets.

    Interest expense in 1998 was $5.0 million compared to $4.6 million in 1997. This increase was primarily attributable to increased interest-bearing liabilities, as the rate paid was relatively unchanged at 3.40% in 1998 compared to 3.41% in 1997.

    Interest expense in 1997 and 1996 was $4.6 million, as the Company was able to offset increases in interest-bearing liabilities by reducing the overall rates paid on these liabilities. Average interest-bearing liabilities increased $3.6 million while the rates paid declined 7 basis points from 3.48% in 1996 to 3.41% in 1997.

    The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

                                                      YEAR ENDED DECEMBER 31, 1998     YEAR ENDED DECEMBER 31, 1997
                                                                 VERSUS                           VERSUS
                                                      YEAR ENDED DECEMBER 31, 1997     YEAR ENDED DECEMBER 31, 1996
                                                     -------------------------------  -------------------------------
                                                         INCREASE (DECREASE) DUE          INCREASE (DECREASE) DUE
                                                              TO CHANGE IN                     TO CHANGE IN
                                                     -------------------------------  -------------------------------
                                                      VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                                     ---------  ---------  ---------  ---------  ---------  ---------
INTEREST-EARNING ASSETS:
  Investment Securities............................  $    (153) $     (95) $    (248) $     (88) $     (31) $    (119)
  Federal Funds Sold...............................        312        (50)       262       (168)        51       (117)
  Other Earning Assets.............................        (29)        (5)       (34)       (23)         6        (17)
  Loans............................................      1,648       (149)     1,499      1,803        (95)     1,708
                                                     ---------  ---------  ---------  ---------        ---  ---------
  TOTAL INTEREST INCOME............................      1,778       (299)     1,479      1,524        (69)     1,455

INTEREST-BEARING LIABILITIES:
  Money Market and NOW.............................         39       (135)       (96)        59        (39)        20
  Savings..........................................          1        (14)       (13)        (9)        (9)       (18)
  Time Deposits under $100,000.....................        271         45        316        (33)        65         32
Time Deposits $100,000 or More.....................        176        (37)       139        119       (120)        (1)
Other..............................................         --         --         --         --         --         --
                                                     ---------  ---------  ---------  ---------        ---  ---------
TOTAL INTEREST EXPENSE.............................        487       (141)       346        136       (103)        33
                                                     ---------  ---------  ---------  ---------        ---  ---------
NET INTEREST INCOME................................  $   1,291  $    (158) $   1,133  $   1,388  $      34  $   1,422
                                                     ---------  ---------  ---------  ---------        ---  ---------
                                                     ---------  ---------  ---------  ---------        ---  ---------

PROVISION FOR LOANS LOSSES

    The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loan portfolio. During 1998, the provision for loan losses was $523,000 compared to $780,000 in 1997 and $1.7 million in 1996. See "Allowance for Loan Losses" later in this discussion for additional information on the Company's methodology for determining the adequacy of the allowance, summary of historical loan losses and analysis of overall asset quality.

NONINTEREST INCOME

    Noninterest income was $2.7 million in 1998, of which approximately 83% were the traditional service charges on accounts and fees collected in commercial banking. This was comparable to the $2.7 million reported in 1997, although in 1998 the Company increased service charges and fees by $312,000 and experienced a decline in other noninterest income of $285,000 related to its investment in partnership and real estate loan brokering fees.

    Noninterest income in 1997 exceeded the 1996 amount by $764,000 or 39%. This increase was primarily the result of a $173,000 increase in service charges and fees and a $495,000 increase in other noninterest income relating primarily to the sale of servicing rights on mortgage loans totaling approximately $54 million.

NONINTEREST EXPENSE

    Noninterest expense reflects the costs of products and services related to systems, facilities and personnel for the Company. Noninterest expense was $13.4 million in 1998, $11.0 million in 1997 and $9.9 million in 1996. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Salaries and Employee Benefits....................................       2.90%      2.76%      2.62%
Occupancy Expenses................................................       0.52%      0.50%      0.51%
Furniture and Equipment...........................................       0.31%      0.29%      0.23%
Advertising.......................................................       0.13%      0.13%      0.11%
Legal Expense.....................................................       0.13%      0.13%      0.06%
Data Processing...................................................       0.22%      0.21%      0.20%
Merchant Card Program Expenses....................................       0.21%      0.19%      0.19%
Resturcturing Charges and Merger-Related Costs....................       0.23%        --         --
Other.............................................................       1.24%      1.10%      1.18%
                                                                          ---        ---        ---
                                                                         5.89%      5.31%      5.10%
                                                                          ---        ---        ---
                                                                          ---        ---        ---

    Disregarding the restructuring charges and merger-related costs incurred in 1998, noninterest expense as a percentage of average assets has grown from 5.10% in 1996, to 5.31% in 1997 and to 5.66% in 1998. Like most community banks, the Company's salaries and employee benefits and technology related equipment expenses have grown at a faster rate than its overall asset growth.

INCOME TAXES

    Income tax expense was $678,000, $972,000, and $272,000 for the years ended December 31, 1998, December 31, 1997, and December 31, 1996, respectively. These expenses resulted in an effective tax rate of 36.8% in 1998, 33.8% in 1997 and 34.0% in 1996. The increase in effective rate in 1998 compared to 1997 and 1996 was related to the nondeductible merger-related costs incurred in connection with the CIB merger. The Company's effective tax rate is favorably impacted by its investments in municipal securities.

See also Note 7 to the consolidated financial statements for additional information on the Company's income taxes.

BALANCE SHEET ANALYSIS

    The improvement in the Southern California economy in 1998 and 1997 and specifically, the improving economy in Ventura County and the community banks sales opportunities created by large banks' continued industry consolidation are reflected in the growth of the Company's balance sheets in 1997 and 1998. As of December 31, 1998, total assets increased by 8.3% to $241.7 million compared to $223.3 million at December 31, 1997. The 1998 increase in assets was centered in net loans, which increased $18.6 million from $134.0 million at December 31, 1997 to $152.6 million at December 31, 1998.

    Total deposits increased 7.9% during 1998 from $201.8 million at December 31, 1997 to $217.8 million at December 31, 1998. The Company also increased total stockholders equity by $2.5 million in 1998, primarily through the exercise of outstanding stock options for $1.8 million and retention of earnings.

INVESTMENT PORTFOLIO

    The following table summarizes the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted-average yields as of December 31, 1998 (dollar amounts in thousands):

                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
                                                                                      1998
                                                                        ---------------------------------    1997
                                                                                               WEIGHTED    ---------
                                                                          BOOK      MARKET      AVERAGE      BOOK
                                                                          VALUE      VALUE       YIELD       VALUE
                                                                        ---------  ---------  -----------  ---------
U.S. GOVERNMENT AND AGENCY SECURITIES:
  Within One Year.....................................................      2,500      2,502        5.82%  $   6,741
  One to Five Years...................................................      4,100      4,108        6.00%      6,004
  Five to Ten Years...................................................         --         --                      --
  After Ten Years.....................................................         --         --                      --
                                                                        ---------  ---------               ---------
    Total U.S. Government and Agency Securities.......................      6,600      6,610        5.93%     12,745

MUNICIPAL SECURITIES:
  Within One Year.....................................................      1,466      1,467        5.92%      1,233
  One to Five Years...................................................      2,776      2,786        5.61%      3,171
  Five to Ten Years...................................................      4,206      4,395        5.74%      4,334
  After Ten Years.....................................................      1,053      1,082        5.91%      1,522
                                                                        ---------  ---------               ---------
    Total Municipal Securities........................................      9,501      9,730        5.75%     10,260

CORPORATE DEBT SECURITIES:
  Within One Year.....................................................      3,014      3,014        6.46%      1,500
  One to Five Years...................................................      2,437      2,437        6.38%      1,417
  Five to Ten Years...................................................         --         --                      --
  After Ten Years.....................................................         --         --                      --
                                                                        ---------  ---------               ---------
    Total Corporate Debt Securities...................................      5,451      5,451        6.42%      2,917
MUTUAL FUNDS..........................................................      4,488      4,488        4.44%      2,770
MORTGAGE BACKED SECURITIES............................................      6,149      6,150        5.88%      6,399
OTHER.................................................................        199        199        6.00%      2,231
                                                                        ---------  ---------               ---------
                                                                        $  32,388  $  32,628        5.74%  $  37,322
                                                                        ---------  ---------               ---------
                                                                        ---------  ---------               ---------

    Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 1998 and 1997, the carrying values of securities pledged to secure public deposits and other purposes were approximately $2.0 million.

LOAN PORTFOLIO

    The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

                                                                              DECEMBER 31,
                                                        ---------------------------------------------------------
                                                           1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
LOANS
  Commercial..........................................  $   60,433  $   45,609  $   47,395  $   37,957  $  27,048
  Real Estate--Construction...........................       7,395       3,966       2,086       2,815      2,293
  Real Estate--Other..................................      69,829      64,556      44,934      49,065     43,713
  Consumer............................................      17,333      22,176      22,218      12,722     16,180
                                                        ----------  ----------  ----------  ----------  ---------
    Total Loans.......................................     154,990     136,307     116,633     102,559     89,234
  Net Deferred Loan Costs.............................        (399)       (314)       (300)       (262)      (226)
  Allowance for Loan Losses...........................      (1,953)     (1,966)     (1,535)     (1,364)    (1,518)
                                                        ----------  ----------  ----------  ----------  ---------
  Net Loans...........................................  $  152,638  $  134,027  $  114,798  $  100,933  $  87,490
                                                        ----------  ----------  ----------  ----------  ---------
                                                        ----------  ----------  ----------  ----------  ---------

COMMITMENTS
  Standby Letters of Credit...........................  $      814  $      921  $    1,701  $    1,451  $   1,311
  Undisbursed Loans and Commitments to Grant Loans....      43,768      35,004      30,133      28,712     23,976
                                                        ----------  ----------  ----------  ----------  ---------
    Total Commitments.................................  $   44,582  $   35,925  $   31,834  $   30,163  $  25,287
                                                        ----------  ----------  ----------  ----------  ---------
                                                        ----------  ----------  ----------  ----------  ---------

    The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio at December 31, 1998:

                OVER                     DUE AFTER
              3 MONTHS     DUE AFTER    THREE YEARS
 3 MONTHS      THROUGH    ONE YEAR TO       TO         DUE AFTER
  OR LESS     12 MONTHS   THREE YEARS   FIVE YEARS    FIVE YEARS     TOTAL
-----------  -----------  -----------  -------------  -----------  ----------
 $  93,501    $   4,018    $  13,947    $    25,091    $  16,653   $  153,210
-----------  -----------  -----------  -------------  -----------
-----------  -----------  -----------  -------------  -----------
                                             Loans on Non-Accrual       1,780
                                                                   ----------
                                                                   $  154,990
                                                                   ----------
                                                                   ----------

ASSET QUALITY

    The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral that is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Loan Committee of the board of directors approves significant loans. The Loan Committee is comprised of directors and members of our senior management.

    The Company grades all loans from "acceptable" to "loss", depending on credit quality, with "acceptable" representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment. Classified loans or substandard loans are ranked below "acceptable" loans. As these loans are identified in the review process, they are added to the internal watchlist and loss allowances are established for them. Additionally, the loan portfolio is examined regularly by the FDIC and DFI. Management also utilizes an independent loan review company to assess loan portfolio quality and adequacy of the allowance for loan losses.

NONPERFORMING ASSETS

    The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1998       1997       1996       1995       1994
                                                                ---------  ---------  ---------  ---------  ---------
Loans 90 Days Past Due and Still Accruing.....................  $     784  $      81  $     525  $   1,101  $       8
Nonaccrual Loans..............................................      1,780      1,891        597        755        178
                                                                ---------  ---------  ---------  ---------  ---------

Total Nonperforming Loans.....................................      2,564      1,972      1,122      1,856        186

Other Real Estate Owned.......................................         --        275        136      1,398      1,816
                                                                ---------  ---------  ---------  ---------  ---------

Total Nonperforming Assets....................................  $   2,564  $   2,247  $   1,258  $   3,254  $   2,002
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

Nonperforming Loans as a Percentage of Total Loans............       1.65%      1.45%      0.96%      1.82%      0.21%
Allowance for Loan Loss as a Percentage of Nonperforming
  Loans.......................................................      76.17%     99.70%    136.81%     73.49%    816.13%
Nonperforming Assets as a Percentage of Total Assets..........       1.06%      1.01%      0.58%      1.77%      1.21%

    Loans are generally placed on non-accrual status when they are delinquent 90 days or more, unless the loan is well secured and in the process of collection. The Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but not received. Loans are not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt. See Note 3 to the consolidated financial statements for additional information on the Company's average investment in impaired loans and the amount of income recognized thereon.

    In addition to the loans reported above, at December 31, 1998, the Company had loans totaling $2.5 million which it had graded less than acceptable. As discussed in the following section, evaluation of these loans is an integral portion of the Company's methodology for establishing the adequacy of the allowance for loan losses. The Company has no foreign loans in its loan portfolio.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in Company's loans. The provision for loan losses was $523,000 in 1998 compared to $780,000 in 1997 and $1.7 million in 1996.

    The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------
                                                        1998        1997        1996        1995       1994
                                                     ----------  ----------  ----------  ----------  ---------
OUTSTANDING LOANS
Average for the Year...............................  $  140,848  $  125,248  $  108,368  $   94,889  $  86,709
End of the Year....................................  $  154,990  $  136,307  $  116,633  $  102,134  $  88,131

ALLOWANCE FOR LOAN LOSSES
Balance at Beginning of Year.......................  $    1,966  $    1,535  $    1,364  $    1,518  $   1,643
Actual Charge-Offs:
  Commercial.......................................         318         295       1,304         154         98
  Real Estate......................................           5          31         158         376        463
  Consumer.........................................         411         308         182         132         95
                                                     ----------  ----------  ----------  ----------  ---------
Total Charge-Offs..................................         734         634       1,644         662        656
Less Recoveries:
  Commercial.......................................         132         237          29          17        343
  Real Estate......................................          27          30          11          38         66
  Consumer.........................................          39          18          32          62         27
                                                     ----------  ----------  ----------  ----------  ---------
Total Recoveries...................................         198         285          72         117        436
                                                     ----------  ----------  ----------  ----------  ---------
Net Loans Charged-Off..............................         536         349       1,572         545        220
Provision for Loan Losses..........................         523         780       1,743         391         95
                                                     ----------  ----------  ----------  ----------  ---------
Balance at End of Year.............................  $    1,953  $    1,966  $    1,535  $    1,364  $   1,518
                                                     ----------  ----------  ----------  ----------  ---------
                                                     ----------  ----------  ----------  ----------  ---------

RATIOS
Net Loans Charged-Off to Average Loans.............        0.38%       0.28%       1.45%       0.57%      0.25%
Allowance for Loan Losses to Total Loans...........        1.26%       1.44%       1.87%       1.34%      1.72%
Net Loans Charged-Off to Beginning Allowance for
  Loan Losses......................................       27.26%      22.74%     115.25%      35.90%     13.39%
Net Loans Charged-Off to Provision for Loan
  Losses...........................................      102.49%      44.74%      90.19%     139.39%    231.58%
Allowance for Loan Losses to Nonperforming Loans...       76.17%      99.70%     136.81%      73.49%    816.13%

    The Company performs quarterly detailed reviews to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. This systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

    A key element of this methodology is the previously discussed credit classification process. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Company considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools. Upon completion, the written analysis is presented to the board of directors for discussion, review and approval.

    The Company believes the allowance for loan losses to be adequate to provide for losses inherent in the loan portfolio. While the Company uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, federal regulators, as an integral part of their examination process, periodically review the allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination. Accordingly, there can be no assurance that the allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.

    The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                                 DECEMBER 31, 1998         DECEMBER 31, 1997         DECEMBER 31, 1996         DECEMBER 31, 1995
                              ------------------------  ------------------------  ------------------------  ------------------------
                                              LOAN                      LOAN                      LOAN                      LOAN
                                AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT      AMOUNT       PERCENT
                              -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Commercial..................   $     876         39.0%   $     740         33.5%   $     632         40.6%   $     562         37.2%
Construction................          14          4.8%          15          2.9%          11          1.8%          10          2.8%
Real Estate.................         621         45.1%         734         47.4%         531         38.5%         472         47.6%
Consumer....................         198         11.2%         169         16.3%         144         19.0%         128         12.5%
Unallocated.................         244          n/a          308          n/a          217          n/a          192          n/a
                              -----------       -----   -----------       -----   -----------       -----   -----------       -----
                               $   1,953        100.0%   $   1,966        100.0%   $   1,535        100.0%   $   1,364        100.0%
                              -----------       -----   -----------       -----   -----------       -----   -----------       -----
                              -----------       -----   -----------       -----   -----------       -----   -----------       -----


                                 DECEMBER 31, 1994
                              ------------------------
                                              LOAN
                                AMOUNT       PERCENT
                              -----------  -----------
Commercial..................   $     625         30.7%
Construction................          11          2.6%
Real Estate.................         525         48.3%
Consumer....................         143         18.4%
Unallocated.................         214          n/a
                              -----------       -----
                               $   1,518        100.0%
                              -----------       -----
                              -----------       -----

FUNDING

    Deposits are the Company's primary source of funds. At December 31, 1998, the Company had a deposit mix of 39.0% in time and savings deposits, 31.9% in money market and NOW deposits, and 29.1% in noninterest-bearing demand deposits. The Company's net interest income is enhanced by its percentage of noninterest-bearing deposits.

    The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

                                                                                     DECEMBER 31,
                                                        -----------------------------------------------------------------------
                                                                 1998                     1997                    1996
                                                        -----------------------  -----------------------  ---------------------
                                                         AVERAGE      AVERAGE     AVERAGE      AVERAGE     AVERAGE     AVERAGE
                                                         BALANCE       RATE       BALANCE       RATE       BALANCE      RATE
                                                        ----------  -----------  ----------  -----------  ----------  ---------
Money Market and NOW Accounts.........................  $   66,501        2.03%  $   64,693        2.24%  $   62,050       2.21%
Savings Deposits......................................      18,017        2.16%      17,979        2.24%      18,377       2.29%
TCD Less than $100,000................................      35,173        5.18%      29,933        5.03%      30,612       4.82%
TCD $100,000 or More..................................      26,398        5.33%      23,121        5.49%      21,056       6.03%
                                                        ----------               ----------               ----------

Total Interest-Bearing Deposits.......................     146,089        3.40%     135,726        3.41%     132,095       3.48%

Noninterest-Bearing Demand Deposits...................      59,383         n/a       52,601         n/a       44,689        n/a
                                                        ----------               ----------               ----------

Total Average Deposits................................  $  205,472        2.42%  $  188,327        2.46%  $  176,784       2.60%
                                                        ----------               ----------               ----------
                                                        ----------               ----------               ----------

    The scheduled maturity distribution of the Company's time deposits of $100,000 or greater, as of December 31, 1998, were as follows (dollar amounts in thousands):

                                                                        OVER
                                                                      3 MONTHS     DUE AFTER
                                                         3 MONTHS      THROUGH    ONE YEAR TO    DUE AFTER
                                                          OR LESS     12 MONTHS   THREE YEARS   THREE YEARS     TOTAL
                                                        -----------  -----------  -----------  -------------  ---------
Time Deposits under $100..............................   $  12,343    $  21,709    $   3,475     $     105    $  37,632
Time Deposits of $100 or more.........................      12,597       14,054        2,589            --       29,240
                                                        -----------  -----------  -----------        -----    ---------
                                                         $  24,940    $  35,763    $   6,064     $     105       66,872
                                                        -----------  -----------  -----------        -----    ---------
                                                        -----------  -----------  -----------        -----    ---------

LIQUIDITY AND INTEREST RATE SENSITIVITY

    The objective of the Company's asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to the Company's shareholders.

    The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds, increasing emphasis on shorter-term, higher yield loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans.

    The table below sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1998, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which the Company classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):

                                                                    AFTER       AFTER ONE
                                                      WITHIN    THREE MONTHS    YEAR BUT
                                                      THREE      BUT WITHIN      WITHIN        AFTER
                                                      MONTHS      ONE YEAR     FIVE YEARS   FIVE YEARS     TOTAL
                                                    ----------  -------------  -----------  -----------  ----------
INTEREST-EARNING ASSETS:
  Federal Funds Sold..............................  $   27,700   $        --    $      --    $      --   $   27,700
  Time Deposits at Other Institutions.............         595            --           --           --          595
  Investment Securities...........................       8,932         4,991       11,700        6,765       32,388
  Gross Loans.....................................      93,501         4,018       39,038       16,653      153,210
                                                    ----------  -------------  -----------  -----------  ----------
    Total.........................................  $  130,728   $     9,009    $  50,738    $  23,418   $  213,893
                                                    ----------  -------------  -----------  -----------  ----------
                                                    ----------  -------------  -----------  -----------  ----------

INTEREST-BEARING LIABILITIES:
  Money Market and NOW Deposits...................  $   69,367   $        --    $      --    $      --   $   69,367
  Savings.........................................      18,000            --           --           --       18,000
  Time Deposits...................................      24,940        35,763        6,169           --       66,872
  Other Borrowings................................          --            --           --           --           --
                                                    ----------  -------------  -----------  -----------  ----------
                                                    $  112,307   $    35,763    $   6,169    $      --   $  154,239
                                                    ----------  -------------  -----------  -----------  ----------
                                                    ----------  -------------  -----------  -----------  ----------

  Interest Rate Sensitivity Gap...................  $   18,421   $   (26,754)   $  44,569    $  23,418   $   59,654
  Cumulative Interest Rate Sensitivity Gap........  $   18,421   $    (8,333)   $  36,236    $  59,654

  Ratios Based on Total Assets:
      Interest Rate Sensitivity Gap...............        7.61%       (11.05%)      18.40%        9.67%       24.63%
      Cumulative Interest Rate
        Sensitivity Gap...........................        7.61%        (3.44%)      14.96%       24.63%

    Liquidity refers to the Company's ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan customers and withdrawals from deposit accounts.

CAPITAL RESOURCES

    In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 1998, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 1998, have been computed in accordance with regulatory accounting policies (The Company's capital ratios are comparable to the Bank's).

                                                                               MINIMUM
                                                                            REQUIREMENTS        BANK
                                                                          -----------------     -----
Tier 1 Capital..........................................................            4.0%           10.6%
Total Capital...........................................................            8.0%           11.6%
Leverage Ratio..........................................................            4.0%            8.4%

    See also note 12 to the consolidated financial statements for additional information on the Bank's capital ratios.

EFFECTS OF INFLATION

    The financial statements and related financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank' s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    NET INTEREST MARGIN. As previously discussed, net interest income is the difference between the interest income and fees earned on loans and investments and the interest expense paid on deposits and other liabilities. The amount by which interest income exceeds interest expense depends on two factors: the volume of earnings assets compared to the volume of interest-bearing deposits and liabilities, and the interest rate earned on those interest earning assets compared with the interest rate paid on those interest-bearing deposits and liabilities.

    Net interest margin is the net interest income expressed as a percentage of earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid, and that relationship is subject to the following types of risks that are related to changes in interest rates.

    MARKET RISK. The market values of assets or liabilities on which the interest rate is fixed will increase or decrease with changes in market interest rates. If the Company invests funds in a fixed rate long-term security and then interest rates rise, the security is worth less than a comparable security just issued because the older security pays less interest than the newly issued security. If the older security had to be sold, the Company would have to recognize a loss. Correspondingly, if interest rates decline after a fixed rate security is purchased, its value increases. Therefore, while the value changes regardless of which direction interest rates move, the adverse exposure to "market risk" is primarily due to rising interest rates. This exposure is lessened by managing the amount of fixed rate assets and by keeping maturities relatively short. However, this strategy must be balanced against the need for adequate interest income because variable rate and shorter fixed rate securities generally earn less interest than longer term fixed rate securities.

    There is market risk relating to the Company's fixed rate or term liabilities as well as its assets. For liabilities, the adverse exposure to market risk is to lower rates because the Company must continue to pay the higher rate until the end of the term. However, because the amount of fixed rate liabilities is significantly less than the fixed rate assets, and because the average maturity is substantially less than for the assets, the market risk is not as great.

    Net interest margin was 6.56% in 1998 compared to 6.60% in 1997 and 6.22% in 1996.

    The following is a summary of the carrying amounts and estimated fair values of selected Company financial assets and liabilities at December 31, 1998:

                                                                         CARRYING   ESTIMATED
                                                                          AMOUNT    FAIR VALUE
                                                                        ----------  ----------
Financial Assets:
  Securities..........................................................  $   32,388  $   32,628
  Loans, Net of Allowance for Loan Losses.............................  $  152,638  $  153,772
Financial Liabilities:
  Deposits............................................................  $  217,721  $  217,988

    Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial instruments are to it than when acquired. The net difference for interest-bearing financial assets is $1.4 million. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

    The net difference for interest-bearing financial liabilities is $267,000. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

    MISMATCH RISK. Another interest-related risk arises from the fact that when interest rates change, the changes do not occur equally in the rates of interest earned and paid because of difference in the contractual terms of the assets and liabilities held. The Company has a large portion of its loan portfolio tied to the prime interest rate. If the prime rate is lowered because of general market conditions, e.g., other banks are lowering their lending rates; these loans will be repriced. If the Company were at the same time to have a large proportion of its deposits in long-term fixed rate certificates, net interest income would decrease immediately. Interest earned on loans would decline while interest expense would remain at higher levels for a period of time because of the higher rate still being paid on the deposits.

    A decrease in net interest income could also occur with rising interest rates if the Company had a large portfolio of fixed rate loans and securities funded by deposit accounts on which the rate is steadily rising. This exposure to "mismatch risk" is managed by matching the maturities and repricing opportunities of assets and liabilities. This is done by varying the terms and conditions of the products that are offered to depositors and borrowers. For example, if many depositors want longer-term certificates while most borrowers are requesting loans with floating interest rates, the Company will adjust the interest rates on the certificates and loans to try to match up demand. The Company can then partially fill in mismatches by purchasing securities with the appropriate maturity or repricing characteristics.

    One of the means of monitoring this matching process is the use of a "gap" report table. This table shows the extent to which the maturities or repricing opportunities of the major categories of assets and liabilities are matched based upon specific interest rate change scenarios and assumptions. The Company utilizes gap reports assuming simultaneous interest rate shifts of up to +/- 200 basis points.

    The following table shows the estimated impact to net interest income for an instantaneous shift in various interest rates as of December 31, 1998 (the dollar change in net interest income represents the estimated change for the next 12 months):

                                                                                CHANGE IN NET
                                                                                   INTEREST
CHANGE IN INTEREST RATES                                                            INCOME
------------------------------------------------------------------------------  --------------
+200 basis points.............................................................   $    679,000
+100 basis points.............................................................   $    339,000
+50 basis points..............................................................   $    354,000
-50 basis points..............................................................   $    (82,000)
-100 basis points.............................................................   $   (558,000)
-200 basis points.............................................................   $   (985,000)

    The Company has adequate capital to absorb any potential losses as a result of a decrease in interest rates. Periods of more than one year are not estimated because steps can be taken to mitigate the adverse effects of any interest rate changes.

    BASIS RISK. A third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report the interest rate on the asset may rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Company would experience an increase in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play. The Company has made an effort to minimize concentrations in certain types of assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS

To the Shareholders
and Board of Directors of Americorp:

                          INDEPENDENT AUDITORS' REPORT

    We have audited the accompanying consolidated balance sheet of Americorp and subsidiary (the "Company") as of December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed in Note 17.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americorp and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          VAVRINEK, TRINE, DAY & CO., LLP

February 26, 1999
Laguna Hills, California

To the Shareholders

and Board of Directors of Americorp:

                          INDEPENDENT AUDITORS' REPORT

    We have audited the consolidated balance sheet of Americorp and subsidiary (the "Company") as of December 31, 1997 and the related consolidated statements of income, stockholders' equity, and cash flows for the two years then ended. These consolidated financial statements, which are not presented separately herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americorp and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

                                          FANNING & KARRH

January 23, 1998, except for Note 6 as to which the date is May 7, 1998 and for
  Note 17 as to which the date is
  August 27, 1998
Ventura, California

To the Shareholders and Board of Directors

of Channel Islands Bank:

                          INDEPENDENT AUDITORS' REPORT

    We have audited the balance sheet of Channel Islands Bank as of December 31, 1997 and the related statements of income, stockholders' equity, and cash flows for the two years then ended. These financial statements, which are not presented separately herein, are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Channel Islands Bank as of December 31, 1997, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

                                          VAVRINEK, TRINE, DAY & CO., LLP

January 23, 1998
Rancho Cucamonga, California

                            AMERICORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    NOTES       1998        1997
                                                                                  ---------  ----------  ----------
                                     ASSETS
Cash and due from banks.........................................................             $   20,511  $   19,321
Federal funds sold..............................................................                 27,700      18,650
                                                                                             ----------  ----------
    Total Cash and Cash Equivalents.............................................                 48,211      37,971
Time deposits in other institutions.............................................                    595       1,491
Securities......................................................................     1,2         32,388      39,262
Loans, net......................................................................     1,3        152,638     134,027
Accrued interest receivable.....................................................                  1,321       1,312
Premises and equipment, net.....................................................     1,4          2,202       2,408
Other real estate owned.........................................................     1,5         --             274
Investment in partnerships......................................................      6          --           2,549
Cash surrender value of life insurance..........................................                  2,492       2,255
Other assets....................................................................     7,8          1,878       1,703
                                                                                             ----------  ----------
    TOTAL ASSETS................................................................             $  241,725  $  223,252
                                                                                             ----------  ----------
                                                                                             ----------  ----------
                                  LIABILITIES:
Noninterest-bearing demand......................................................             $   63,482  $   61,068
NOW and money market accounts...................................................                 69,367      66,698
Savings.........................................................................                 18,000      18,054
Time, under $100,000............................................................                 37,632      31,701
Time, $100,000 and over.........................................................                 29,240      24,274
                                                                                             ----------  ----------
    Total Deposits..............................................................                217,721     201,795
Accrued interest payable........................................................                    559         480
Other liabilities...............................................................     1,8          3,049       3,070
                                                                                             ----------  ----------
    TOTAL LIABILITIES...........................................................                221,329     205,345
                                                                                             ----------  ----------
STOCKHOLDERS' EQUITY:                                                              1,9,12
Common stock--$1 par value; 2,500,000 shares authorized; issued and outstanding
 1,025,997 in 1998 and 934,247 in 1997..........................................                  1,026         934
Surplus.........................................................................                  8,771       6,946
Retained earnings...............................................................                 10,453       9,985
Accumulated other comprehensive income..........................................                    146          42
                                                                                             ----------  ----------
    TOTAL STOCKHOLDERS' EQUITY..................................................                 20,396      17,907
                                                                                             ----------  ----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................             $  241,725  $  223,252
                                                                                             ----------  ----------
                                                                                             ----------  ----------

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             NOTES        1998       1997       1996
                                                                         -------------  ---------  ---------  ---------
INTEREST INCOME:
  Interest and fees on loans...........................................                 $  14,874  $  13,375  $  11,667
  Interest on Federal funds sold.......................................                     1,110        848        965
  Interest on investment securities....................................                     2,002      2,250      2,369
  Other Interest.......................................................                        68        102        119
                                                                                        ---------  ---------  ---------
    Total Interest Income..............................................                    18,054     16,575     15,120
INTEREST EXPENSE ON DEPOSITS...........................................                     4,972      4,626      4,593
                                                                                        ---------  ---------  ---------
        NET INTEREST INCOME............................................                    13,082     11,949     10,527
PROVISION FOR LOANS AND LEASE LOSSES...................................            3          523        780      1,743
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES..........                    12,559     11,169      8,784
NONINTEREST INCOME:
  Service charges on deposit accounts..................................                     1,326      1,192      1,088
  Other service charges and fees.......................................                       926        748        679
  Gain (loss) on sale of investment securities.........................            2           16         54       (207)
  Equity in net income of partnership..................................            6       --             50        215
  Other income.........................................................                       440        675        180
                                                                                        ---------  ---------  ---------
                                                                                            2,708      2,719      1,955
NONINTEREST EXPENSE:
  Salaries and employee benefits.......................................            8        6,613      5,737      5,106
  Net occupancy expense................................................                     1,190      1,029        913
  Furniture and equipment expense......................................                       717        599        453
  Advertising expense..................................................            1          312        267        213
  Legal expense........................................................                       288        274        121
  Data processing expense..............................................                       507        443        392
  Merchant card program expenses.......................................                       478        392        361
  Restructuring charges and merger-related costs.......................           17          518     --         --
  Other operating expense..............................................                     2,802      2,272      2,379
                                                                                        ---------  ---------  ---------
                                                                                           13,425     11,013      9,938
                                                                                        ---------  ---------  ---------
    INCOME BEFORE INCOME TAXES.........................................                     1,842      2,875        801
INCOME TAXES...........................................................            7          678        972        272
                                                                                        ---------  ---------  ---------
        NET INCOME.....................................................                 $   1,164  $   1,903  $     529
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
EARNINGS PER SHARE--BASIC..............................................            1    $    1.18  $    2.08  $    0.58
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------
EARNINGS PER SHARE--DILUTED............................................            1    $    1.09  $    1.85  $    0.52
                                                                                        ---------  ---------  ---------
                                                                                        ---------  ---------  ---------

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                               COMMON STOCK
                                         ------------------------                                             ACCUMULATED OTHER
                                          NUMBER OF                              COMPREHENSIVE    RETAINED      COMPREHENSIVE
                                           SHARES       AMOUNT       SURPLUS        INCOME        EARNINGS         INCOME
                                         -----------  -----------  -----------  ---------------  -----------  -----------------
BALANCE AT JANUARY 1, 1996.............     897,403    $     897    $   6,134                     $   8,909       $      28
Issuance of stock......................      14,496           15          337
Retirement of Stock....................      (6,321)          (6)         (20)                         (154)
Dividends..............................                                                                (572)


         COMPREHENSIVE INCOME
Net Income.............................                                            $     529            529
Unrealized loss on securities available
 for sale, net of taxes of $66.........                                                   95                             95
Reclassification adjustment for loss on
 sale of investment securities included
 in net income, net of taxes of $85....                                                 (122)                          (122)
                                                                                      ------
    TOTAL COMPREHENSIVE INCOME.........                                            $     502
                                         -----------  -----------  -----------        ------     -----------          -----
                                                                                      ------
BALANCE AT DECEMBER 31, 1996...........     905,578          906        6,451                         8,712               1
Issuance of stock......................      30,581           30          502
Retirement of Stock....................      (1,912)          (2)          (7)                          (49)
Dividends..............................                                                                (581)

         COMPREHENSIVE INCOME
Net Income.............................                                            $   1,903          1,903
Unrealized gain on securities available
 for sale, net of taxes of $6..........                                                    9                              9
Reclassification adjustment for gain on
 sale of investment securities included
 in net income, net of taxes of $22....                                                   32                             32
                                                                                      ------
        TOTAL COMPREHENSIVE INCOME.....                                            $   1,944
                                         -----------  -----------  -----------        ------     -----------          -----
                                                                                      ------
BALANCE AT DECEMBER 31, 1997...........     934,247          934        6,946                         9,985              42
Issuance of stock......................      94,473           95        1,837
Retirement of Stock....................      (2,723)          (3)         (12)                          (79)
Dividends..............................                                                                (615)
Cash paid for fractional shares........                                                                  (2)

         COMPREHENSIVE INCOME
Net Income.............................                                            $   1,164          1,164
Unrealized gain on securities available
 for sale, net of taxes of $67.........                                                   95                             95
Reclassification adjustment for loss on
 sale of investment securities included
 in net income, net of taxes of $7.....                                                    9                              9
                                                                                      ------
    TOTAL COMPREHENSIVE INCOME.........                                            $   1,268
                                         -----------  -----------  -----------        ------     -----------          -----
                                                                                      ------
BALANCE AT DECEMBER 31, 1998...........   1,025,997    $   1,026    $   8,771                     $  10,453       $     146
                                         -----------  -----------  -----------                   -----------          -----
                                         -----------  -----------  -----------                   -----------          -----

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income..................................................................  $    1,164  $    1,903  $      529
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan and lease losses.......................................         523         780       1,743
    Depreciation and Amortization.............................................         644         484         336
    Amortization of premium, net of accretion of discount.....................          62          75         103
    Benefit for deferred income taxes.........................................        (130)       (226)       (107)
    Net (gain) loss on investment securities..................................         (16)        (54)        207
    Equity in net income of partnership.......................................      --             (50)       (215)
    Net change in other assets and liabilities................................        (308)        463         705
                                                                                ----------  ----------  ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.............................       1,939       3,375       3,301
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in time deposits in other institutions...........................         896      --             592
  Purchases of securities held-to-maturity....................................      --          (2,039)     (2,387)
  Purchases of securities available-for-sale..................................     (21,606)    (17,051)    (12,755)
  Proceeds from maturities and calls of securities held-to-maturity...........       4,076       4,018       2,283
  Proceeds from maturities, calls and sales of securities available-for-
    sale......................................................................      24,474      15,211      13,050
  Net increase in loans.......................................................     (19,134)    (20,420)    (14,971)
  Purchases of premises and equipment.........................................        (445)       (870)     (1,284)
  Proceed from the sale of other real estate owned............................         344         369         297
  Distribution from partnership...............................................       2,549         400         341
                                                                                ----------  ----------  ----------
        NET CASH USED BY INVESTING ACTIVITIES.................................      (8,846)    (20,382)    (14,834)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits....................................................      15,926      18,748      17,083
  Retirement of common stock..................................................         (94)        (58)       (180)
  Proceeds from issuance of common stock......................................       1,932         532         352
  Dividends and fractional shares.............................................        (617)       (581)       (572)
                                                                                ----------  ----------  ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES.............................      17,147      18,641      16,683
                                                                                ----------  ----------  ----------
    INCREASE IN CASH AND CASH EQUIVALENTS.....................................      10,240       1,634       5,150
Cash and Cash Equivalents at Beginning of Year................................      37,971      36,337      31,187
                                                                                ----------  ----------  ----------
    CASH AND CASH EQUIVALENTS AT END OF YEAR..................................  $   48,211  $   37,971  $   36,337
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental Disclosures of Cash Flow Information
  Interest Paid...............................................................  $    4,893  $    4,720  $    4,437
  Income Taxes Paid...........................................................  $      874  $      296  $      409
Supplemental Disclosures of noncash activities:
  Other real estate owned acquired in settlement of loans.....................  $   --      $      644  $       45
  Sales of other real estate owned financed by loans..........................  $   --      $       80  $      636
  Total change in unrealized gain/loss on securities available-for-sale.......  $      130  $       56  $       25

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of Americorp and subsidiary (the "Company") are in accordance with generally accepted accounting principles and conform to practices within the banking industry. The following are descriptions of the more significant of those policies.

    BASIS OF PRESENTATION--The consolidated financial statements include Americorp and its wholly owned subsidiary, American Commercial Bank (the "Bank"). The consolidated financial statements also give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed further in Note 17. All significant intercompany accounts and transactions have been eliminated.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and the valuation allowance for deferred tax assets.

    In connection with the determination of the allowance for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgements about information available to them at the time of their examination. Because of these factors, it is possible that the allowances for losses on loans and foreclosed real estate may change materially in the near future.

    In connection with the determination of the valuation allowance for deferred tax assets, management considers whether it is more likely than not that all or part of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near future for changes in certain assumptions or estimates used to calculate future taxable income.

    SECURITIES--The Company classifies its investment securities into two categories as follows:

    Securities Held-to-Maturity--Securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, increased by the accretion of discounts and decreased by the amortization of premiums. Discount is accreted and premium is amortized over the period to maturity of the related security.

    Securities Available-for-Sale--Securities available-for-sale consist of investment securities not classified as trading securities nor as securities held-to-maturity. Securities available-for-sale are recorded at their fair market values. Unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of equity until realized. Gains and losses are determined using the specific identification method. The accretion of discounts and the amortization of premiums are recognized in interest income using the interest method over the period to maturity.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LOANS--Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts.

    Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

    Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received.

    For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN" (SFAS No. 114), amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

    On January 1, 1997, the Company adopted SFAS No. 125 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under this statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

    ALLOWANCE FOR LOAN LOSSES--The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). The Company performs quarterly detailed reviews to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 1993 policy statement on the allowance for loan losses.

    Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

    PREMISES AND EQUIPMENT--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally charged to income over the estimated useful lives of the assets by use of the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of improvements, whichever is shorter.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Estimated useful lives are as follows:

                                                                     3 to 10
Furniture, fixtures and equipment.............................         years
                                                                     5 to 15
Leasehold improvements........................................         years

    OTHER REAL ESTATE OWNED--Real estate acquired through foreclosure or deed in lieu of foreclosure is recorded at the lower of the outstanding loan balance at the time of foreclosure or appraised value. Gains and losses on the sale of other real estate owned and write-downs resulting from periodic revaluation of the property are charged to other operating expenses.

    ADVERTISING COSTS--The Company expenses the costs of advertising when incurred.

    INCOME TAXES--Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.

    EARNINGS PER SHARE--Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common and equivalent shares outstanding. The average number of common shares outstanding and common equivalent shares outstanding for 1998 were 987,900 and 1,066,800, respectively. The average number of common shares outstanding and common equivalent shares outstanding for 1997 were 913,300 and 1,029,500, respectively. The average number of common shares outstanding and common equivalent shares outstanding for 1996 were 904,400 and 1,018,200, respectively. Common equivalent shares consist of the dilutive effect of stock options using the treasury stock method.

    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

    However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

    STOCK-BASED COMPENSATION--Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in
Note 9.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    CURRENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard is effective for 2000 and is not expected to have a material impact on the Bank' s financial statements.

    RECLASSIFICATIONS--Certain reclassifications were made to prior years' presentations to conform to the current year. These classifications are of a normal recurring nature.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. SECURITIES

    Debt securities have been classified according to management's intent. The amortized cost of securities and their approximate fair values at December 31, 1998 and 1997 follows.

                                                                                     GROSS         GROSS      ESTIMATED
                                                                     AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                                       COST          GAINS        LOSSES        VALUE
                                                                    -----------  -------------  -----------  -----------
SECURITIES HELD-TO-MATURITY:
  DECEMBER 31, 1998:
    U.S. Agency securities........................................   $   1,996     $      10                  $   2,006
    State, county and municipal securities........................       4,830           228            --        5,058
    Mortgage-backed securities....................................       1,696             2                      1,698
                                                                    -----------        -----         -----   -----------
                                                                     $   8,522     $     240     $      --    $   8,762
                                                                    -----------        -----         -----   -----------
                                                                    -----------        -----         -----   -----------
  DECEMBER 31, 1997:
    U.S. Agency securities........................................   $   4,745     $       7     $     (18)   $   4,734
    State, county and municipal securities........................       4,904           184           (10)       5,078
    Mortgage-backed securities....................................       2,841             1           (20)       2,822
    Other.........................................................          76             1            --           77
                                                                    -----------        -----         -----   -----------
                                                                     $  12,566     $     193     $     (48)   $  12,711
                                                                    -----------        -----         -----   -----------
                                                                    -----------        -----         -----   -----------
SECURITIES AVAILABLE-FOR-SALE:
  DECEMBER 31, 1998:
    U.S. Agency securities........................................   $   4,621     $       9     $     (26)   $   4,604
    State, county and municipal securities........................       4,471           200            --        4,671
    Corporate bonds...............................................       5,428            23            --        5,451
    Mortgage-backed securities....................................       4,425            38           (10)       4,453
    Mutual funds..................................................       4,508            --           (20)       4,488
    Other.........................................................         199            --            --          199
                                                                    -----------        -----         -----   -----------
                                                                     $  23,652     $     270     $     (56)   $  23,866
                                                                    -----------        -----         -----   -----------
                                                                    -----------        -----         -----   -----------
  DECEMBER 31, 1997:
    U.S. Agency securities........................................   $   8,991     $      15     $      (6)   $   9,000
    State, county and municipal securities........................       5,987           235            --        6,222
    Mutual funds..................................................       2,803            --          (114)       2,689
    Mortgage-backed securities....................................       3,713            17           (19)       3,711
    Corporate debt securities.....................................       2,918             3            (3)       2,918
    Other.........................................................       2,200            --           (44)       2,156
                                                                    -----------        -----         -----   -----------
                                                                     $  26,612     $     270     $    (186)   $  26,696
                                                                    -----------        -----         -----   -----------
                                                                    -----------        -----         -----   -----------

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. SECURITIES (CONTINUED)
    The scheduled maturities of securities held-to-maturity and available-for-sale at December 31, 1998 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                         HELD-TO-MATURITY         AVAILABLE-FOR-SALE
                                                                     ------------------------  ------------------------
                                                                                   ESTIMATED                 ESTIMATED
                                                                      AMORTIZED     MARKET      AMORTIZED     MARKET
                                                                        COST         VALUE        COST         VALUE
                                                                     -----------  -----------  -----------  -----------
Due in one year or less............................................   $   1,546    $   1,549    $   5,418    $   5,434
Due after one year through five years..............................       2,215        2,253         7937         8041
Due after five years through ten years.............................       2,212        2,379          975        1,051
Due after ten years................................................         853          883          190          200
Mortgage-backed securities.........................................       1,696        1,698        4,425        4,453
Mutual funds.......................................................          --           --        4,508        4,488
Other..............................................................          --           --          199          199
                                                                     -----------  -----------  -----------  -----------
                                                                      $   8,522    $   8,762    $  23,652    $  23,866
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

    Proceeds from sales and calls of securities available-for-sale during 1998, 1997 and 1996 were $20,284, $2,752 and $10,085, respectively. Gross gains of $76 and gross losses of $60 were realized on those sales and calls during 1998. Gross gains of $54 were realized on those sales and calls in 1997. Gross losses of $59 were realized on those sales and calls in 1996.

    At December 31, 1996, the Company wrote down certain mutual fund investments. The write-down amounted to $148 and was due to a decline in fair value considered to be other than temporary. The write-down is included in loss on securities in the accompanying consolidated financial statements.

    Securities carried at approximately $2,032 and $2,035 at December 31, 1998 and 1997, respectively, were pledged to secure public funds on deposit, as required by law.

    Included in accumulated other comprehensive income at December 31, 1998 and 1997 are unrealized gains on securities available for sale of $247 and $70, net of taxes of $101 and $28, respectively.

3. LOANS

    Loans consisted of the following at December 31:

                                                                           1998        1997
                                                                        ----------  ----------
Commercial............................................................  $   60,433  $   45,609
Real estate--construction.............................................       7,395       3,966
Real estate--other....................................................      69,829      64,556
Consumer..............................................................      17,333      22,176
                                                                        ----------  ----------
  Total loans.........................................................     154,990     136,307
Less allowance for loan losses........................................      (1,953)     (1,966)
Less deferred loan fees...............................................        (399)       (314)
                                                                        ----------  ----------
  Loans, net..........................................................  $  152,638  $  134,027
                                                                        ----------  ----------
                                                                        ----------  ----------

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

3. LOANS (CONTINUED)
    Transactions in the allowance for loan losses account are summarized as follows:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Balance, beginning of year.......................................  $   1,966  $   1,535  $   1,364
Provision for losses charges to expense..........................        523        780      1,743
Loans charged off................................................       (734)      (634)    (1,644)
Recoveries on loans previously charged off.......................        198        285         72
                                                                   ---------  ---------  ---------
Balance, end of year.............................................  $   1,953  $   1,966  $   1,535
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired was $1,780 and $1,891, respectively, all of which, were on a nonaccrual basis and for which the related allowance for loan losses is approximately $368 and $398, respectively. The average recorded investment in impaired loans during the year ended December 31, 1998 and 1997, was approximately $1,982 and $1,314, respectively. No interest income was recognized on these loans. If these loans had been current throughout their terms, interest income would have increased approximately $209 and $140 for 1998 and 1997, respectively.

    In the ordinary course of business, the Company has granted loans to certain executive officers, directors and companies with which they are associated. Loans made to such related parties amounted to $2,003 in 1998 and $100 in 1997. Balances outstanding at December 31, 1998 and 1997 were $2,922 and $3,076, respectively.

4. PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31:

                                                                             1998       1997
                                                                           ---------  ---------
Furniture, fixtures, and equipment.......................................  $   4,096  $   3,960
Leasehold improvements...................................................      1,268      1,284
                                                                           ---------  ---------
                                                                               5,364      5,244
Less accumulated depreciation and amortization...........................     (3,162)    (2,836)
                                                                           ---------  ---------
Premises and equipment, net..............................................  $   2,202  $   2,408
                                                                           ---------  ---------
                                                                           ---------  ---------

5. OTHER REAL ESTATE OWNED

    Other real estate owned consisted of the following at December 31:

                                                                             1998       1997
                                                                           ---------  ---------
Foreclosed assets held for sale..........................................  $      --  $     274
Valuation allowance......................................................         --         --
                                                                           ---------  ---------
Other real estate owned, net.............................................  $      --  $     274
                                                                           ---------  ---------
                                                                           ---------  ---------

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

6. INVESTMENT IN PARTNERSHIPS

    The Company had a 50% limited partner interest in a limited partnership (Ventura Affordable Homes, Ltd.). Affordable Communities, Inc., an unrelated entity, was the general partner. The partnership was formed for the purpose of constructing a low-to-moderate income housing development located in Ventura. The investment was accounted for on the equity method. In 1992, the Company sold a parcel of land to the partnership at its cost of $1,200. In exchange, the Company received a second trust deed for $1,200. During 1994, the Company contributed the trust deed and an additional $500 to the partnership. $258 was contributed to the partnership in 1995

    In January of 1997, a dispute arose between the Bank as limited partner and Affordable Communities, Inc., the general partner, over the amount of management fees claimed to be owed to the general partner by the partnership. In February 1997, the Bank initiated a lawsuit against the general partner because of this dispute. The Bank and the general partner negotiated a complete settlement of the dispute and a request for dismissal was filed with the court. In connection with the settlement agreement, the partnership was dissolved and the Bank received during 1998 a $2,549 distribution in full satisfaction of its 50% interest in the partnership.

    The Company also had a 50% limited partner interest in a another limited partnership (Santa Paula Affordable Homes, Ltd.). Affordable Communities, Inc. is also the general partner. The partnership was originally formed to construct a low-to-moderate income housing development in Santa Paula, California. Due to various factors, the development of the housing project will not commence. This partnership was also dissolved as a condition of the settlement discussed above. The partnership's operations to date have not been significant. In connection with the partnership agreement, the Company had purchased a parcel of land to sell to Santa Paula Affordable Homes, Ltd. The land was purchased in 1988 for $800. In December 1996, the Company wrote down the land to estimated fair market value. The write-down amounted to $200 and was based upon an estimate of future discounted cash flows. The land was then sold to a 50% owner of Affordable Communities, Inc. for $600. The Company financed 100% of the sale of the land.

7. INCOME TAXES

    The current and deferred amounts of the provision for income taxes are as follows:

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Current:
  Federal..........................................................  $     508  $     818  $     255
  State............................................................        300        380        124
                                                                     ---------  ---------  ---------
                                                                           808      1,198        379

Deferred...........................................................       (130)      (226)      (107)
                                                                     ---------  ---------  ---------
Provision for income taxes.........................................  $     678  $     972  $     272
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

7. INCOME TAXES (CONTINUED)
    The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34%:

                                                                        1998       1997       1996
                                                                      ---------  ---------  ---------
Tax provision at federal statutory rate.............................       34.0%      34.0%      34.0%
State franchise tax, net of federal income tax benefit..............        7.6        7.1        8.0
Municipal interest..................................................       (9.6)      (6.8)     (28.5)
Benefit of deferred deductions, alternative minimum tax credits and
  changes in valuation allowance, net...............................         --         --       21.0
Nondeductible meger related expenses................................        6.9         --         --
Other...............................................................       (2.1)      (0.5)      (0.5)
                                                                            ---        ---  ---------
Tax provision.......................................................       36.8%      33.8%      34.0%
                                                                            ---        ---  ---------
                                                                            ---        ---  ---------

    The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Deferred tax Assets:
  Allowance for loan losses...................................  $     406  $     418  $     224
  Deferred compensation and retirement benefits...............        850        742        687
  AMT credit carryover........................................        889        893        929
  Other assets................................................        127        200        118
                                                                ---------  ---------  ---------
                                                                    2,272      2,253      1,958
Deferred tax liabilities:
  Unrealized gain on securities available for sale............        (68)       (42)       (21)
  Depreciation................................................        (33)       (45)       (14)
  Other liabilities...........................................        (68)      (133)       (61)
                                                                ---------  ---------  ---------
                                                                     (169)      (220)       (96)

Valuation allowance...........................................     (1,251)    (1,211)    (1,223)
                                                                ---------  ---------  ---------
Net deferred tax asset........................................  $     852  $     822  $     639
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

8. PROFIT SHARING AND DEFERRED COMPENSATION PLANS

    PROFIT SHARING--The Company has a profit sharing and salary deferral 401(k) plan for the benefit of its employees. Under the plan, eligible employees may defer a portion of their salaries. The Company may, at its option, make matching contributions or profit sharing contributions. For 1998, 1997 and 1996, the Company's contribution amounted to $73, $42 and $49, respectively. No profit sharing contributions were made in 1998 or 1997

    DEFERRED COMPENSATION, DIRECTORS AND CHIEF EXECUTIVE OFFICERS--In May 1997, the Company approved the Directors' Retirement Plan and the Chief Executive Officer's Retirement Plan which restated and amended preexisting retirement plans. The original plans provided for payments upon retirement, death or disability for the benefit of directors and the chief executive officer (now a director) of the Company. The preexisting and the restated plans are nonqualified and nonfunded plans. The preexisting plans had been

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

8. PROFIT SHARING AND DEFERRED COMPENSATION PLANS (CONTINUED) amended several times and as of January 1, 1997 provided for six years of retirement benefits upon retirement. Under the restated plans, each participant upon normal retirement, death, or disability will receive a monthly retirement benefit for 120 months in an amount stipulated in the agreement. During 1998, the Company again amended the plan to provide for full vesting by Directors with over five years of service, eliminated participation by any existing Director with less than five years of service and closed the plan for participation by any new Directors.

    DEFERRED COMPENSATION, SENIOR OFFICERS--The Company has a nonqualified, nonfunded income continuation plan providing for payments upon retirement, death or disability of certain employees. Under the plan, certain employees will receive retirement payments equal to a portion of the last three years' average compensation. The payments are to be made monthly for a period of ten years. The plan also provides for reduced benefits upon early retirement, disability or termination of employment.

    As of December 31, 1998 and 1997, the projected benefit obligation and the net benefit liability of the plans are $1,866 and $1,699, respectively, and are included in other liabilities in the accompanying consolidated financial statements. Compensation expense relating to the plans was $386, $267 and $403 in 1998, 1997 and 1996, respectively.

    In anticipation of the future obligation of the deferred compensation plans, the Company has invested in life insurance policies, which are carried at cash surrender value. The Company's intention is to partially fund these plans from the proceeds and investment earnings of these insurance policies.

9. STOCK OPTION PLANS

    The Company has a stock option plan (the "1998 Plan") that provides for the granting of options to directors and officers to purchase stock at its market value on the date the options are granted. The 1998 Plan superseded all prior stock option plans of the Company but did not effect any of the stock options granted under such plans that remained outstanding. There are 110,000 shares of Americorp Stock reserved for issuance upon exercise of options granted under the 1998 Plan. Options granted under the 1998 Plan may not extend more than ten years from the date of grant.

    In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years; dividend yields of 3.16%, risk-free interest rates of 5.37% to 5.723% and expected option life of 3.63 years and 3.91 years for 1998

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

9. STOCK OPTION PLANS (CONTINUED)
and 1997, respectively. Expected volatility was assumed to be .0620 and .0429 for 1998 and 1997, respectively.

                                                                                                WEIGHTED
                                                                                                 AVERAGE     WEIGHTED
                                                                                    NUMBER OF   EXERCISE      AVERAGE
                                                                                     SHARES       PRICE     FAIR VALUE
                                                                                    ---------  -----------  -----------
Options outstanding--December 31, 1996............................................     94,934   $   25.00
Granted...........................................................................     19,400   $   28.63    $    2.56
                                                                                                                 -----
                                                                                                                 -----
Exercised.........................................................................    (11,765)  $   24.60
Canceled..........................................................................     (5,800)  $   25.47
                                                                                    ---------
Options outstanding December 31, 1997.............................................     96,769   $   25.00
Granted...........................................................................     15,000   $   32.83    $    2.98
                                                                                                                 -----
                                                                                                                 -----
Exercised.........................................................................    (37,697)  $   24.66
Canceled..........................................................................     (7,843)  $   26.95
                                                                                    ---------
Options outstanding December 31, 1998.............................................     66,229
                                                                                    ---------
                                                                                    ---------

    The information above does not include historical information relating to the stock option plan of Channel Islands Bank. All outstanding options of that plan were exercised prior to the effective date of the merger with the Bank and are included in the Consolidated Statements of Stockholders Equity at the merger conversion ratio. Options granted by Channel Islands Bank during the three years ended December 31, 1998 were not material and are excluded from the pro forma disclosures on the next page.

    The following table summarizes information about stock options outstanding at December 31, 1998:

     RANGE OF       NUMBER OUTSTANDING   WEIGHTED AVERAGE  NUMBER EXERCISABLE
 EXERCISE PRICES        AT 12/31/98       REMAINING LIFE       AT 12/31/98
------------------  -------------------  ----------------  -------------------
      $24.50                27,829           0.75 years            27,829
 $26.50 - $29.00            23,400           3.23 years            11,060
 $31.50 - $33.50            15,000           4.48 years             3,000
                            ------                                 ------
 $24.50 - $33.50            66,229           2.43 years            41,889
                            ------                                 ------
                            ------                                 ------

    As permitted by FAS 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, the tax-effected impact would be as follows:

                                                                      1998       1997       1996
                                                                    ---------  ---------  ---------
Net income as reported............................................  $   1,164  $   1,903  $     529
Estimated fair value of the year's options grants, net of tax.....        (11)       (37)       (22)
                                                                    ---------  ---------  ---------
Net income as adjusted............................................  $   1,153  $   1,866  $     507
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------
Adjusted net income per common share--diluted.....................  $    1.08  $    1.81  $    0.49
                                                                    ---------  ---------  ---------
                                                                    ---------  ---------  ---------

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

9. STOCK OPTION PLANS (CONTINUED)
    This proforma impact only takes into account options granted since January 1, 1996 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period.

10. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

    Most of the Company's business activity is with customers throughout its primary market area of Ventura County, California. The Company's loan portfolio is well diversified and no significant industry concentrations exist.

    Investments in state and municipal securities involve governmental entities within the State of California. The Bank maintains amounts on deposit with correspondent banks that exceed federally insured limits. The Bank has not experienced any losses in connection with such accounts.

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

    The Company provides health and life insurance benefits to retired employees and directors. Employees may become eligible for benefits if they retire after attaining specified age and service requirements while they worked for the Company. Directors may become eligible after five years regardless of their age at retirement.

    The Company implemented the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") effective January 1, 1996. These benefits are now accrued over the period the employee provides services to the Company. Prior to the change, costs were charged to expense as incurred. The Company elected the delayed recognition treatment of the adoption of SFAS 106. Under this method, the transition obligation will be amortized on a straight line basis over the remaining service period of active plan participants. The Company's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

    The net periodic cost for postretirement health care and life insurance benefits includes the following:

                                                                         1998               1997
                                                                   -----------------  -----------------
Service cost.....................................................      $      21          $      23
Interest cost....................................................             13                 13
Amortization of unrecognized transition obligation...............              8                 10
                                                                             ---                ---
Total............................................................      $      42          $      46
                                                                             ---                ---
                                                                             ---                ---

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

11. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS (CONTINUED)

    Summary information on the Company's plans is as follows:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1998           1997
                                                                   -------------  -------------
Accumulated postretirement benefit obligation:
  Retirees.......................................................    $       2      $       8
  Fully eligible, active employees...............................           71             70
  Other active plan participants.................................          137             94
                                                                         -----          -----
  Total..........................................................          210            172
Fair value of plan assets........................................           --             --
                                                                         -----          -----
Unfunded accrued postretirement benefits obligation..............          210            172
Unrecognized net gain............................................           19             19
Unrecognized net transition obligation...........................         (145)          (164)
                                                                         -----          -----
Accrued postretirement benefit cost..............................    $      84      $      27
                                                                         -----          -----
                                                                         -----          -----

    The assumed discount rate and the assumed rate of increase in compensation levels are 7.25%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 6% declining to 4.75% in 10 years. If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit cost, as of December 31, 1998, would be increased by approximately $27.

12. REGULATORY MATTERS

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

12. REGULATORY MATTERS (CONTINUED)
table also sets forth the Bank's actual capital amounts and ratios (the Company's capital ratios are comparable to the Bank's):

                                                                                      AMOUNT OF CAPITAL REQUIRED
                                                                             --------------------------------------------
                                                                                TO BE ADEQUATELY          TO BE WELL
                                                              ACTUAL              CAPITALIZED            CAPITALIZED
                                                       --------------------  ----------------------  --------------------
                                                        AMOUNT      RATIO     AMOUNT       RATIO      AMOUNT      RATIO
                                                       ---------  ---------  ---------     -----     ---------  ---------
AS OF DECEMBER 31, 1998:
  Tier 1 Capital (to Average Assets).................  $  20,231       8.41% $   9,600         4.0%  $  12,000        5.0%
  Tier 1 Capital (to Risk-Weighted Assets)...........  $  20,231      10.56% $   7,700         4.0%  $  11,500        6.0%
  Total Capital (to Risk-Weighted Assets)............  $  22,164      11.57% $  15,300         8.0%  $  19,200       10.0%

AS OF DECEMBER 31, 1997:
  Tier 1 Capital (to Average Assets).................  $  17,595       8.24% $   8,600         4.0%  $  10,700        5.0%
  Tier 1 Capital (to Risk-Weighted Assets)...........  $  17,595      10.15% $   6,900         4.0%  $  10,400        6.0%
  Total Capital (to Risk-Weighted Assets)............  $  19,418      11.21% $  13,900         8.0%  $  17,300       10.0%

13. COMMITMENTS AND CONTINGENCIES

    At December 31, 1998, the Company was obligated under operating leases requiring annual rentals as follows:

1999................................................................  $     783
2000................................................................        783
2001................................................................        727
2002................................................................        616
2003................................................................        325
Thereafter..........................................................      2,400
                                                                      ---------
Total...............................................................  $   5,634
                                                                      ---------
                                                                      ---------

    Rental expense was $892 in 1998, $705 in 1997 and $636 in 1996.

    At December 31, 1998, the Company had unused lines of credit with two banks. The lines total $4,700, have variable interest rates based on the lending bank's daily Federal funds rates, and are due on demand. The lines of credit are unsecured.

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1998, the Company had commitments to extend credit of $43,768 and obligations under standby letters of credit of $814.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED)
    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

    The Company uses the same credit policies in making commitments and conditional commitments as it does for extending loan facilities to customers. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and real estate.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    Financial Accounting Standards No. 107 ("FAS 107"), "Disclosures About Fair Value of Financial Instruments" requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

    Fair value estimates are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.

    These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    CASH AND CASH EQUIVALENTS--The carrying amounts reported in the balance sheets for cash and short-term instruments approximate those assets' fair values.

    SECURITIES--Fair values were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.

    LOANS--The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair values. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

15. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE--The carrying amounts reported in the balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.

    DEPOSIT LIABILITIES--The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.

    The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities at December 31, 1998 and 1997:

                                                                            1998                    1997
                                                                   ----------------------  ----------------------
                                                                    CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                                     AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                                   ----------  ----------  ----------  ----------
Financial Assets:
  Cash and due from banks........................................  $   21,106  $   21,106  $   20,812  $   20,812
  Federal funds sold.............................................      27,700      27,700      18,650      18,650
  Securities.....................................................      32,388      32,628      39,262      39,407
  Loans, net of allowance for loan losses........................     152,638     153,772     134,027     135,176
  Accrued interest receivable....................................       1,321       1,321       1,312       1,312
  Life insurance policies........................................       2,492       2,492       2,255       2,255
Financial Liabilities:
  Deposits.......................................................     217,721     217,988     201,795     201,859
  Accrued interest payable.......................................         559         559         480         480

    At December 31, 1998 and 1997, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value (see Note 14).

    Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the discounted value of fee revenues generated by the mortgage banking operation nor is the value of deferred tax assets or premises and equipment considered.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

16. PARENT COMPANY INFORMATION

    The following are condensed financial statements of Americorp (parent company only) as of and for the years ended December 31 1998 and 1997:

                                                                                                1998       1997
                                                                                              ---------  ---------
CONDENSED BALANCE SHEET
Cash........................................................................................  $       9  $       2
Other assets................................................................................        129        131
Investment in and advances to the Bank......................................................     20,387     17,897
                                                                                              ---------  ---------
  TOTAL ASSETS..............................................................................  $  20,525  $  18,030
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Liabilities.................................................................................  $     129  $     123
Stockholders' equity........................................................................     20,396     17,907
                                                                                              ---------  ---------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................................  $  20,525  $  18,030
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CONDENSED STATEMENT OF INCOME
Equity in earnings of the Bank..............................................................  $   1,193  $   1,923
Other.......................................................................................        (29)       (20)
                                                                                              ---------  ---------
NET INCOME..................................................................................  $   1,164  $   1,903
                                                                                              ---------  ---------
                                                                                              ---------  ---------
CONDENSED STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................................................  $   1,164  $   1,903
Adjustments:
  Undistributed earnings of the Bank........................................................       (550)    (1,321)
  Change in dividends receivable from the Bank..............................................          2         (4)
  Change in accrued liabilities.............................................................          6          2
                                                                                              ---------  ---------
Net cash provided by operating activities...................................................        622        580
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in and advances to the Bank......................................................     (1,838)      (474)
                                                                                              ---------  ---------
Net Cash Used by Investing Activities.......................................................     (1,838)      (474)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................................................      1,932        532
Retirement of common stock..................................................................        (94)       (58)
Dividends paid..............................................................................       (615)      (581)
                                                                                              ---------  ---------
Net cash used for financing activities......................................................      1,223       (107)
                                                                                              ---------  ---------
  CHANGE IN CASH............................................................................          7         (1)
Cash at Beginning of Year...................................................................          2          3
                                                                                              ---------  ---------
  CASH AT END OF YEAR.......................................................................  $       9  $       2
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

17. MERGER WITH CHANNEL ISLANDS BANK

    At the close of business on December 31, 1998, the Company consummated a merger with Channel Islands Bank. This merger was accounted for by the pooling of interest method, whereby the Company's Financial Statements have been restated as if the two companies were historically one unit. A total of 405,505 common shares were issued to the shareholders of Channel Islands Bank in connection with this merger.

    The following table summarizes the separate revenue and net income of the Company and Channel Islands Bank that have been reported in the restated financial statements included herein:

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Interest and Noninterest Income:
  The Company................................................     12,366     11,319     10,040
  Channel Islands Bank.......................................      8,396      7,975      7,035
                                                               ---------  ---------  ---------
                                                               $  20,762  $  19,294  $  17,075
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Net Income:
  The Company................................................        507      1,103        203
  Channel Islands Bank.......................................        657        800        326
                                                               ---------  ---------  ---------
                                                               $   1,164  $   1,903  $     529
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    In connection with this merger, the Company identified one-time restructuring charges and merger-related costs of $518 ($434 after tax). These restructuring charges and merger-related costs included employee benefits and severance payments, professional fees and asset-related write-downs related to the closure of one branch location. These costs were accrued at the consummation of the merger on December 31, 1998 and are expected to be incurred in the first and second quarter of 1999.

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

                           SUMMARY COMPENSATION TABLE

                                                                              ANNUAL COMPENSATION
                                                                      -----------------------------------
                                                                                                 (E)
                                                                                                OTHER           (F)
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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

 EXHIBITS:

  2.1  Agreement to Merge and Plan of Reorganization, dated July 7, 1998, and amended on September 17, 1998*
  3.1  Articles of Incorporation of Americorp*
  3.2  Bylaws of Americorp, as amended*
 10.1  Employment Agreement of Gerald J. Lukiewski*
 10.2  1994 Stock Option Plan*
 10.3  1998 Stock Option Plan*
 10.4  ACB 401K Profit Sharing Plan*
 10.5  Restated and Amended Senior Executives Retirement Plan*
 10.6  Restated and Amended Chief Executive Officer Retirement Plan*
 10.7  Restated and Amended Directors Retirement Plan*
 10.8  Data processing Agreement with Electronic Data Systems Corp.*
 10.9  Employment Agreement of Allen Partridge
 10.10 Employment Agreement of Thomas Anthony
 16    Letter concerning change in certifying accountant**
 21    Subsidiary of Americorp - American Commercial Bank is the only subsidiary of Americorp
 23.1  Consent of Vavrinek, Trine, Day & Co., LLP -- see opinions in Item 8
 23.2  Consent of Fanning & Karrh -- see opinion in Item 8
 27    Financial Data Schedule

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

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Americorp caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1999.

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

       /s/ HARRY L. MAYNARD
-----------------------------------  Director                    March 18, 1999
         Harry L. Maynard

        /s/ EDWARD P. PAUL
-----------------------------------  Director                    March 18, 1999
          Edward P. Paul

-----------------------------------  Director                    March   , 1999
         Joseph L. Priske

     /s/ JACQUELINE S. PRUNER
-----------------------------------  Director                    March 18, 1999
       Jacqueline S. Pruner

                                 EXHIBIT INDEX

  EXHIBIT
SEQUENTIAL                                                                                  PAGE
  NUMBER                                     DESCRIPTION                                   NUMBER
-----------  ---------------------------------------------------------------------------  ---------
     10.9    Employment Agreement of Allen Partridge

     10.10   Employment Agreement of Thomas Anthony

     27      Financial Data Schedule