Form 10-Q
period 1999-03-31
AMERICORP
filed 1999-05-13
CIK 824906

\

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  . . . . . . . . . . . . . . .

                        Commission file number: 033-18392

                                    AMERICORP

           CALIFORNIA                                      NO. 77-0164985
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

                 304 East Main Street, Ventura, California 93001
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (805) 658-6633


                                 Not Applicable
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 7, 1999, there were 2,074,439 shares of Americorp Common Stock outstanding.

                            AMERICORP AND SUBSIDIARY
                                 MARCH 31, 1999

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                 PAGE
                                                                                                 ----
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at March 31, 1999 and
                  December 31, 1998.......................................................         3
         Consolidated Condensed Statement of Income for the three
                  months ended March 31, 1999 and 1998....................................         4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1997 through March 31, 1999..................................         5
         Consolidated Condensed Statement of Cash Flows for the three months ended
                  March 31, 1999 and 1998.................................................         6
         Notes to Consolidated Financial Statements.......................................         7
Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................................    9 - 12
Item 3 - Quantitative and Qualitative Disclosure About Market Risk........................   12 - 13



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................        14
Item 2 - Changes in Securities............................................................        14
Item 3 - Defaults upon Senior Securities..................................................        14
Item 4 - Submission of Matters to a Vote of Security Holders..............................        14
Item 5 - Other Information................................................................        14
Item 6 - Exhibits and Reports on Form 8-K.................................................        14


Signatures ...............................................................................        15

Exhibit Index ............................................................................        16

ITEM 1.       FINANCIAL STATEMENTS

                            AMERICORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                            March 31,         December 31,
                                                              1999                1998
                                                           ---------           ---------
Cash and Due From Bank                                     $  19,238           $  20,511
Federal Funds Sold                                            26,500              27,700
                                                           ---------           ---------
                  Total Cash and Cash Equivalents             45,738              48,211
Interest-Bearing Deposits                                        496                 595
Investment Securities                                         28,847              32,388
Loans                                                        161,829             154,591
Allowance for Loan Losses                                     (1,787)             (1,953)
                                                           ---------           ---------
                                        NET LOANS            160,042             152,638

Premises and Equipment                                         2,110               2,202
Other Real Estate Owned                                        1,715                   -
Cash Surrender Value of Life Insurance                         2,586               2,492
Accrued Interest and Other Assets                              5,485               3,199
                                                           ---------           ---------
                                                           $ 247,019           $ 241,725
                                                           ---------           ---------
                                                           ---------           ---------

Noninterest-Bearing Deposits                               $  71,515           $  63,482
Interest-Bearing Deposits                                    152,509             154,239
                                                           ---------           ---------
                                   TOTAL DEPOSITS            224,024             217,721

Accrued Interest and Other Liabilities                         2,133               3,608
                                                           ---------           ---------
                                TOTAL LIABILITIES            226,157             221,329

Common Stock                                                   1,036               1,026
Surplus                                                        9,072               8,771
Retained Earnings                                             10,650              10,453
Accumulated Other Comprehensive Income                           104                 146
                                                           ---------           ---------
                       TOTAL SHAREHOLDERS' EQUITY             20,862              20,396
                                                           ---------           ---------
                                                           $ 247,019           $ 241,725
                                                           ---------           ---------
                                                           ---------           ---------

                            AMERICORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     For the
                                                                Three Months Ended
                                                                     March 31,
                                                              ----------------------
                                                               1999            1998
                                                              ------          ------
Interest Income                                               $4,515          $4,294
Interest Expense                                               1,218           1,210
                                                              ------          ------
                                 Net Interest Income           3,297           3,084

Provision for Loan Losses                                        180             225
                                                              ------          ------
                           Net Interest Income after
                           Provision for Loan Losses           3,117           2,859

Noninterest Income                                               660             516
Noninterest Expense                                            2,970           2,914
                                                              ------          ------
                                 Income before Taxes             807             461

Income Taxes                                                     307             156
                                                              ------          ------
                                          Net Income          $  500          $  305
                                                              ------          ------
                                                              ------          ------
Per Share Data:
   Net Income - Basic                                         $  .24          $  .15
                                                              ------          ------
                                                              ------          ------
   Net Income - Diluted                                       $  .23          $  .14
                                                              ------          ------
                                                              ------          ------

                            AMERICORP AND SUBSIDIARY
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                   Common Stock                                                  Accumulated
                                               --------------------                                                 Other
                                               Number of                           Comprehensive    Retained    Comprehensive
                                                 Shares      Amount      Surplus       Income       Earnings        Income
                                               ---------     ------      -------    -------------   --------    -------------
BALANCE AT JANUARY 1, 1997                     1,811,156      $ 906      $ 6,451                     $ 8,712       $      1
Issuance of stock                                 61,162         30          502
Retirement of Stock                               (3,824)        (2)          (7)                        (49)
Dividends                                                                                               (581)
         COMPREHENSIVE INCOME
Net Income                                                                              $1,903         1,903
Unrealized loss on securities available
   for sale, net of taxes of $6                                                              9                            9
Reclassification adjustment for loss on
   sale of investment securities included in
   net income, net of taxes of $22                                                          32                           32
                                                                                        ------
            TOTAL COMPREHENSIVE INCOME                                                  $1,944
                                                                                        ------
                                                                                        ------


                                               ---------      -----       ------                      ------        -------
BALANCE AT DECEMBER 31, 1997                   1,868,494        934        6,946                       9,985             42
Issuance of stock                                188,946         95        1,837
Retirement of Stock                               (5,446)        (3)         (12)                        (79)
Dividends                                                                                               (615)
Cash paid for fractional shares                                                                           (2)
         COMPREHENSIVE INCOME
Net Income                                                                              $1,164         1,164
Unrealized gain on securities available
   for sale, net of taxes of $67                                                            95                           95
Reclassification adjustment for gain on
   sale of investment securities included in
   net income, net of taxes of $9                                                            9                            9
                                                                                        ------

            TOTAL COMPREHENSIVE INCOME                                                  $1,268
                                                                                        ------
                                                                                        ------
                                               ---------      -----       ------                    --------        -------
BALANCE AT DECEMBER 31, 1998                   2,051,994      1,026        8,771                      10,453            146
Issuance of stock                                 25,340         13          312
Retirement of Stock                               (5,220)        (3)         (11)                        (86)
Dividends                                                                                               (217)
         COMPREHENSIVE INCOME
Net Income                                                                              $  500           500
Unrealized gain on securities available
   for sale, net of taxes of $                                                             (42)                         (42)
                                                                                        ------
            TOTAL COMPREHENSIVE INCOME                                                  $  458
                                                                                        ------
                                               ---------      -----       ------        ------      --------     ----------
BALANCE AT MARCH 31, 1999                      2,072,114     $1,036      $ 9,072                    $ 10,650     $     104
                                               ---------     ------      -------                    --------     ----------
                                               ---------     ------      -------                    --------     ----------

                            AMERICORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                              For the Three Months Ended
                                                                                       March 31,
                                                                              --------------------------
                                                                                  1999            1998
                                                                              ----------        --------
OPERATING ACTIVITIES
   Net Income                                                                  $    500          $    305
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                              151               139
         Provision for Loan Losses                                                  180               225
         Other Items - Net                                                       (3,897)           (1,361)
                                                                                -------           -------
                                  NET CASH PROVIDED (USED) BY
                                         OPERATING ACTIVITIES                    (3,066)             (692)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                               99                 1
   Purchases of Investment Securities                                            (3,903)           (4,602)
   Maturities and Sales of Investment Securities                                  7,444             5,007
   Net Change in Loans                                                           (9,299)           (1,770)
   Purchase of Premises and Equipment                                               (59)             (105)
   Distribution from Partnership                                                      -                 -
   Proceeds from OREO Sales                                                           -               274
                                                                                -------           -------
                                      NET CASH PROVIDED (USED)
                                      BY INVESTING ACTIVITIES                    (5,718)           (1,195)

FINANCING ACTIVITIES
   Net Change in Deposits                                                         6,303            (1,477)
   Proceeds from Exercise of Options                                                225               659
   Dividends                                                                       (217)             (218)
                                                                                -------           -------
                                            NET CASH PROVIDED
                                      BY FINANCING ACTIVITIES                     6,311            (1,036)
                                                                                -------           -------
                                  INCREASE (DECREASE) IN CASH
                                         AND CASH EQUIVALENTS                    (2,473)           (2,923)

Cash and Cash Equivalents at Beginning of Period                                 48,211            37,971
                                                                                -------           -------
                                    CASH AND CASH EQUIVALENTS
                                             AT END OF PERIOD                   $45,738           $35,048
                                                                                -------           -------
                                                                                -------           -------

                            AMERICORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form 10K filed on April 14, 1999 (file number - 033-18392) and Form S-4 filed on November 2, 1998 (file number - 333-63844).

The consolidated financial statements include Americorp and its wholly owned subsidiary, American Commercial Bank (the "Bank"). The consolidated financial statements also give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month period ended March 31, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-Q may be "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as "anticipate," "believe," "estimate," "may," "intend," and "expect."

NOTE 2 - MERGER OF BANK AND CHANNEL ISLANDS BANK

The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998. This merger was accounted for by the pooling of interest method, whereby the Company's Financial Statements have been restated as if the two companies were historically one unit. A total of 405,505 common shares were issued to the shareholders of Channel Islands Bank in connection with this merger.

The following table summarizes the separate revenue and net income of the Company and Channel Islands Bank for the reported periods:

                                             Three Months Ended
                                                 March 31,
                                           ----------------------
                                            1999            1998
                                           ------          ------
Interest and Noninterest Income:
     The Company - Pre-merger              $    -          $2,876
     Channel Islands Bank                       -           1,934
     The Company - Post-merger              5,175               -
                                           ------          ------
                            Total          $5,175          $4,810
                                           ------          ------
                                           ------          ------
Net Income:
     The Company - Pre-merger              $    -          $  145
     Channel Islands Bank                       -             160
     The Company - Post-merger                500               -
                                           ------          ------
                            Total          $  500          $  305
                                           ------          ------
                                           ------          ------


NOTE 3 - EARNINGS PER SHARE

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

NOTE 4 -STOCK SPLIT

On March 18, 1999, the Board of Directors of the Company declared a two-for-one stock split of its outstanding shares of common stock. The effective date for the split was April 15, 1999 and the additional shares issued pursuant to the stock split were distributed on May 8, 1999.

All per share data has been retroactively adjusted to reflect this split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME SUMMARY

Americorp reported net earnings of $500,000 or $0.24 basic income per share for the first three months of 1999. This represents a 63.9% increase over the same period during 1998 when net earnings were $305,000 or $0.15 basic income per share.

Annualized return on average assets for the three months ended March 31, 1999 was 0.81% compared with 0.57% for the same period in 1998. Return on average assets for the year ended December 31, 1998 was 0.51%.

Annualized return on average equity for the three months ended March 31, 1999 was 9.66% compared with 6.68% for the same period in 1998. Return on average equity for the year ended December 31, 1998 was 6.00%.

Quarterly cash dividends of $0.21 per share were declared in the first quarter of 1999 and 1998.

NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $3.3 million for the quarter ended March 31, 1999, compared to $3.1 million for the quarter ended March 31, 1998.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

                                                Three Months Ended
                                                     March 31,                           Year Ended
                                            ----------------------------                December 31,
                                              1999                1998                      1998
                                            ---------           --------                 ---------
Interest Income                             $   4,515           $  4,294                 $  18,054
Interest Expense                                1,218              1,210                     4,972
                                            ---------           --------                 ---------
             Net Interest Income            $   3,297           $  3,084                 $  13,082
                                            ---------           --------                 ---------
                                            ---------           --------                 ---------
Average Earning Assets                      $ 217,268          $ 189,713                 $ 199,436
Net Interest Margin                              6.07%              6.50%                     6.56%


The net interest margin declined in the first quarter of 1999 compared to the same quarter in 1998 due to the 75 basis point decline in the prime rate during the fourth quarter of 1998. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate.

Deposits generally reprice at a slower pace, therefore reducing the net interest margin.

The prime rate was 8.50% for the first nine months of 1998, and then experienced 25 basic points declines in September, October and November to end the year at 7.75%. No change has occurred since November 16, 1998.

PROVISION FOR LOAN LOSSES

Americorp made a $180,000 contribution to the allowance for loan losses in the first quarter of 1999. Management believes that the allowance, which stands at 1.10% of total loans at March 31, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter ended March 31, 1999 and 1998 are as follows (dollar amounts in thousands):

                                                             Quarter Ended
                                                                March 31,
                                                       --------------------------
                                                          1999             1998
                                                       ---------         --------
Allowance, Beginning of Quarter                        $   1,953         $  1,966
Provision for Loan Losses                                    180              225
Loans Charged Off - net of Recoveries                       (346)            (199)
                                                       ---------         --------
Allowance, End of Quarter                              $   1,787         $  1,992
                                                       ---------         --------
                                                       ---------         --------

NON INTEREST INCOME

Non Interest Income represents deposit account services charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 1999 totaled $660,000 compared to $516,000 for the same period ended 1998. This represents an increase of $144,000. The primary single source of this increase, $54,000, was from service charges on deposit accounts. This increase was primarily the result of increases in the amount of outstanding deposits as noninterest-bearing deposits, the primary source of service charge income, increased 12.6% from $63.5 million at March 31, 1998 to $71.6 million at March 31, 1999. The balance of the increase resulted from ongoing Company efforts to maximize noninterest income from all sources.

NON INTEREST EXPENSE

Non Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 1999 totaled $2,970,000 compared to $2,914,000 for the same period during 1998. As an annualized percent of average assets, noninterest expense was 4.83% in the first quarter of 1999 compared to 5.36% for the first quarter in 1998. This decline is primarily the result of ongoing Company efforts to reduce overall operating expenses coupled with the initial cost-saving benefits of the merger with Channel Islands Bank.

INCOME TAXES

The Company's income tax provision for the first quarter of 1999 was $307,000, resulting in an effective rate of 38.0% on income before taxes. This rate compares to the 36.8% and the 33.8% reported for the years ending December 31, 1998 and 1997, respectively. The Company's effective tax has increased in the several years as total income has increased at a faster pace than the income earned on the Company's tax-free investments.

BALANCE SHEET ANALYSIS

Total assets at March 31, 1999 totaled $247.0 million, up 11.5% from the same period during 1998. Deposits have increased during this time period by $23.7 million or 11.8%. During the first quarter of 1999, total assets increased by $5.3 million or 2.2%. Deposits have increased by $6.3 million or 2.9%. Loans have increased by $7.2 million or 4.7%.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                          March 31,
                                                                   -----------------------        December 31,
                                                                     1999           1998              1998
                                                                   -----------------------           ------
Loans 90 day past due and still accruing                           $  237           $  357           $  784
Loans on nonaccrual                                                 1,693            1,647            1,780
                                                                   ------           ------           ------
                                      Nonperforming Loans           1,930            2,004            2,564
Other real estate owned (OREO)                                      1,715              152                -
                                                                   ------           ------           ------
                                     Nonperforming Assets          $3,645           $2,156           $2,564
                                                                   ------           ------           ------
                                                                   ------           ------           ------
Nonperforming loans as a percent of total loans                      1.19%            1.46%            1.65%
Allowance for loan losses as a percent
     of nonperforming loans                                         92.59%           99.40%           76.17%
Nonperforming assets as a percent of total assets                    1.48%            0.97%            1.06%


The primary ratios of loan quality have improved in the first quarter of 1999. Nonperforming loans as a percent of total loans declined to 1.19% at March 31, 1999, compared to 1.65% at December 31, 1998. Likewise, the allowance for loan losses as a percent of nonperforming loans increased to 92.88% at March 31, 1999, up from 76.17% at December 31, 1998. A portion of this increase is attributable to the conversion of several 1998 problem loans to OREO. At March 31, 1999, the Company had four properties of OREO with a total book value of $1.7 million. All four parcels are currently listed for sale with one property in escrow. The Company believes all properties will be liquidated during 1999 without any significant losses.

CAPITAL

Total shareholders equity at March 31, 1999 totaled $20.9 million, which represented a 12.3% increase from $18.6 million at March 31, 1998.

Americorp maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                                       March 31,      December 31,
                                                          Ratio          1999            1998
                                                          -----         ------          ------
Tier 1 Capital (to Average Assets)                        4.00%          8.41%           8.41%
Tier 1 Capital (to Risk Weighted Assets)                  4.00%         10.33%          10.56%
Total Captial (to Risk Weighted Assets)                   8.00%         11.23%          11.57%

LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In Management's opinion there has not been a material change in Americorp's market risk profile during the three months ended March 31, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

At March 31, 1999, Americorp had $140 million of assets and $147 million of liabilities repricing within one year. Therefore, $7 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, the recent decline in the prime rate has reduced Americorp's net interest income in the short run as asset rates generally reprice faster than liability rates.

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

In addition, a number of ACB's customers have operations that are dependent on their data processing systems. The potential that some or all of these customers will not properly prepare their systems for the problems associated with the year 2000 could affect their ability to repay their loans with ACB and as a consequence adversely affect the quality of Americorp's loan portfolio. Americorp's primary source of funds is from its customers' deposits. Many of these customers' operations are dependent on their data processing systems. Any adverse affects resulting from the year 2000 could impact the level of these customers' deposits, which in turn could impact Americorp's liquidity.

Americorp relies primarily on outside vendors to provide its data processing. Americorp's management had obtained from each a written copy of their plans to address solutions to potential problems resulting from the year 2000. Americorp closely monitors each applicable vendor's progress toward those solutions. In addition, Americorp's management is conducting third party tests of all the software and hardware used by ACB to ensure that these systems will operate beyond the year 2000. Americorp's management will correct or replace all data sensitive equipment and software that is determined not to be Year 2000 compliant by the second quarter of 1999. Americorp is in the process of finalizing a Year 2000 Contingency Plan. In the event the contingency plan is invoked, contingency plan team members will participate in the execution of the plan, ensuring business operations may continue.

Americorp has identified all its borrowers for which the year 2000 may pose a significant credit risk. Each of these borrowers has been contacted and their operations analyzed in an effort to quantify the potential risks in Americorp's loan portfolio that might arise as a result of year 2000. Americorp's management has also developed liquidity contingency plans to provide for potential decreases in funding sources that might arise as a result of the year 2000. Americorp's Management has projected that the total cost of preparing for the year 2000 will be $286,094, of which $199,959 had been incurred through March 31, 1999.

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

                 None

       Item 4 - Submission of Matters to a Vote of Security Holders

                 None

       Item 6 - Exhibits and Reports on Form 8-K

       A)         Exhibits

                 3.1      Certificate of Amendment of Articles of Incorporation
                 27       Financial Data Schedule (for SEC use only)

B)       Reports on Form 8-K

         1) Form 8-K, filed March 18, 1999, to announce the first quarter cash dividend and the two for one stock split effective April 15, 1999.

         2) Form 8-K, filed January 11, 1999, to announce the completion on December 31, 1998 of the merger with Channel Islands Bank.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICORP


Date:      May 12, 1999            /s/ Gerald J. Lukiewski
                                   -------------------------------------------
                                   Gerald J. Lukiewski
                                   President and
                                   Chief Executive Officer


Date:      May 12, 1999            /s/ Keith J. Sciarillo
                                   -------------------------------------------
                                   Keith J. Sciarillo
                                   Vice President and Controller

EXHIBIT INDEX

     3.1  -  Certificate of Amendment of Articles of Incorporation .........  17
    27    -  Financial Data Schedule ( for SEC use only) ...................  18