Form 10-Q
period 1999-06-30
AMERICORP
filed 1999-08-16
CIK 824906

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ...........

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

On July 31, 1999, there were 2,088,678 shares of Americorp Common Stock outstanding.

                            AMERICORP AND SUBSIDIARY
                                  JUNE 30, 1999

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                               PAGE
                                                                                               ----
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at June 30, 1999 and
                  December 31, 1998......................................................        3
         Consolidated Condensed Statement of Income for the three
                  months and six months ended June 30, 1999 and 1998.....................        4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1997 through June 30, 1999..................................        5
         Consolidated Condensed Statement of Cash Flows for the six months ended
                  June 30, 1999 and 1998.................................................        6
         Notes to Consolidated Financial Statements......................................        7
Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................   9 - 13
Item 3 - Quantitative and Qualitative Disclosure About Market Risk.......................  13 - 14



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................................       15
Item 2 - Changes in Securities...........................................................       15
Item 3 - Defaults upon Senior Securities.................................................       15
Item 4 - Submission of Matters to a Vote of Security Holders.............................       15
Item 5 - Other Information...............................................................       15
Item 6 - Exhibits and Reports on Form 8-K................................................       15


Signatures ..............................................................................       16

Exhibit Index ...........................................................................       17


ITEM 1.   FINANCIAL STATEMENTS

                            AMERICORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                  June 30,        December 31,
                                                    1999              1998
                                                ------------      ------------
Cash and Due From Bank                          $     24,766      $     20,511
Federal Funds Sold                                    10,700            27,700
                                                ------------      ------------
       Total Cash and Cash Equivalents                35,466            48,211
Interest-Bearing Deposits                                398               595
Investment Securities                                 29,345            32,388

Loans                                                169,270           154,591
Allowance for Loan Losses                            ( 1,900)          ( 1,953)
                                                ------------      ------------

                             NET LOANS               167,370           152,638

Premises and Equipment                                 1,983             2,202
Other Real Estate Owned                                  695                 -
Cash Surrender Value of Life Insurance                 2,582             2,492
Accrued Interest and Other Assets                      3,126             3,199
                                                ------------      ------------

                                                $    240,965      $    241,725
                                                ------------      ------------
                                                ------------      ------------

Noninterest-Bearing Deposits                    $     70,375      $     63,482
Interest-Bearing Deposits                            146,425           154,239
                                                ------------      ------------

                        TOTAL DEPOSITS               216,800           217,721

Accrued Interest and Other Liabilities                 2,958             3,608
                                                ------------      ------------

                     TOTAL LIABILITIES               219,758           221,329

Common Stock                                           1,043             1,026
Surplus                                                9,250             8,771
Retained Earnings                                     10,942            10,453
Accumulated Other Comprehensive Income                  ( 28)              146
                                                ------------      ------------

            TOTAL SHAREHOLDERS' EQUITY                21,207            20,396
                                                ------------      ------------

                                                $    240,965      $    241,725
                                                ------------      ------------
                                                ------------      ------------

                            AMERICORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                         For the Three Months Ended      For the Six Months Ended
                                                  June 30,                        June 30,
                                        ----------------------------   -----------------------------
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
Interest Income                         $      4,681    $      4,548    $      9,196    $      8,842
Interest Expense                               1,175           1,223           2,393           2,433
                                        ------------    ------------    ------------    ------------

           Net Interest Income                 3,506           3,325           6,803           6,409

Provision for Loan Losses                        180              98             360             323
                                        ------------    ------------    ------------    ------------

     Net Interest Income after
     Provision for Loan Losses                 3,326           3,227           6,443           6,086

Noninterest Income                               631             608           1,291           1,124
Noninterest Expense                            3,043           2,954           6,013           5,868
                                        ------------    ------------    ------------    ------------

           Income Before Taxes                   914             881           1,721           1,342

Income Taxes                                     337             326             644             482
                                        ------------    ------------    ------------    ------------

                    Net Income          $        577    $        555    $      1,077    $        860
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------

Per Share Data:
   Net Income - Basic                   $       0.28    $       0.28    $       0.52    $       0.44
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------
   Net Income - Diluted                 $       0.26    $       0.26    $       0.49    $       0.40
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                            AMERICORP AND SUBSIDIARY
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                   Common Stock                                                     Accumulated
                                              ---------------------                                                    Other
                                                Number of                         Comprehensive      Retained      Comprehensive
                                                 Shares     Amount     Surplus       Income          Earnings         Income
                                               ---------    --------   --------   -------------- --------------   ---------------

BALANCE AT JANUARY 1, 1997                      1,811,156    $  906    $ 6,451                        $  8,712     $       1
Issuance of Stock                                  61,162        30        502
Retirement of Stock                                (3,824)       (2)        (7)                            (49)
Dividends                                                                                                 (581)

    COMPREHENSIVE INCOME
Net Income                                                                            $  1,903           1,903
Unrealized Loss on Securities Available
 for Sale, net of Taxes of $6                                                                9                             9
Reclassification Adjustment for Loss on
 Sale of Investment Securities Included in
 net Income, net of Taxes of $22                                                            32                            32
                                                                                      ========
    TOTAL COMPREHENSIVE INCOME                                                        $  1,944
                                                                                      ========

                                                ---------    -------    -------                        --------     --------
BALANCE AT DECEMBER 31, 1997                    1,868,494       934      6,946                           9,985            42
Issuance of Stock                                 188,946        95      1,837
Retirement of Stock                                (5,446)       (3)       (12)                            (79)
Dividends                                                                                                 (615)
Cash Paid for Fractional Shares                                                                             (2)
    COMPREHENSIVE INCOME
Net Income                                                                            $  1,164           1,164
Unrealized Gain on Securities Available
 for Sale, net of Taxes of $67                                                              95                            95
Reclassification Adjustment for Gain on
 Sale of Investment Securities Included in
 net Income, net of Taxes of $9                                                              9                             9
                                                                                      ========
       TOTAL COMPREHENSIVE INCOME                                                     $  1,268
                                                                                      ========

                                                -------    -------    -------                          --------       --------
BALANCE AT DECEMBER 31, 1998                    2,051,994     1,026      8,771                          10,453           146
Issuance of Stock                                  43,140        22        521
Retirement of Stock                                (9,656)       (5)       (42)                           (143)
Dividends                                                                                                 (445)
    COMPREHENSIVE INCOME
Net Income                                                                            $  1,077           1,077
Unrealized Gain on Securities Available
 for Sale, net of Taxes of $121                                                           (174)                         (174)
                                                                                      ========
       TOTAL COMPREHENSIVE INCOME                                                     $    903
                                                                                      ========

                                                ---------    -------    -------                       --------          --------
BALANCE AT JUNE 30, 1999                        2,085,478    $ 1,043   $ 9,250                        $ 10,942     $     (28)
                                                =========    =======    =======                       ========         ========


                            AMERICORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                           For the Six Months Ended
                                                                  June 30,
                                                        -----------------------------
                                                            1999             1998
                                                        ------------     ------------
OPERATING ACTIVITIES
   Net Income                                           $      1,077     $        860
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                           302              322
         Provision for Loan Losses                               360              323
         Other Items - Net                                    (1,072)            (879)
                                                        ------------     ------------
                              NET CASH PROVIDED
                           OPERATING ACTIVITIES                  667              626

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                           197              399
   Purchases of Investment Securities                         (4,906)          (1,502)
   Maturities and Sales of Investment Securities               8,167            5,430
   Net Change in Loans                                       (16,381)          (6,731)
   Purchase of Premises and Equipment                            (99)            (300)
   Distribution from Partnership                                   -            2,549
   Proceeds from OREO Sales                                      624              344
                                                        ------------     ------------
                       NET CASH PROVIDED (USED)
                        BY INVESTING ACTIVITIES              (12,398)             189

FINANCING ACTIVITIES
   Net Change in Deposits                                       (921)           2,465
   Proceeds from Exercise of Options                             352              841
   Dividends                                                    (445)            (302)
                                                        ------------     ------------
                       NET CASH PROVIDED (USED)
                        BY FINANCING ACTIVITIES               (1,014)           3,004
                                                        ------------     ------------

                    INCREASE (DECREASE) IN CASH
                           AND CASH EQUIVALENTS              (12,745)           3,819

Cash and Cash Equivalents at Beginning of Period              48,211           37,971
                                                        ------------     ------------

                      CASH AND CASH EQUIVALENTS
                               AT END OF PERIOD         $     35,466     $     41,790
                                                        ------------     ------------
                                                        ------------     ------------

                            AMERICORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Americorp's Form 10K filed on April 14, 1999 (file number -033-18392) and Form S-4 filed on November 2, 1998 (file number - 333-63844).

The consolidated financial statements include Americorp (the "Company") and its wholly owned subsidiary, American Commercial Bank (the "Bank"). The consolidated financial statements also give retroactive effect to the merger of the Bank, with Channel Islands Bank on December 31, 1998.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

The following table summarizes the separate revenue and net income of the Company and Channel Islands Bank for the reported periods:

                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                        ---------------------------   ---------------------------
                                            1999           1998           1999           1998
                                        ------------   ------------   ------------   ------------
Interest and Noninterest Income:
     The Company - Pre-merger           $          -   $      3,034   $          -   $      5,910
     Channel Islands Bank                          -          2,122              -          4,056
     The Company - Post-merger                 5,312              -         10,487              -
                                        ------------   ------------   ------------   ------------
                         Total          $      5,312   $      5,156   $     10,487   $      9,966
                                        ------------   ------------   ------------   ------------
                                        ------------   ------------   ------------   ------------
Net Income:
     The Company - Pre-merger           $          -   $        417   $          -   $        562
     Channel Islands Bank                          -            138              -            298
     The Company - Post-merger                   577              -          1,077              -
                                        ------------   ------------   ------------   ------------
                         Total          $        577   $        555   $      1,077   $        860
                                        ------------   ------------   ------------   ------------
                                        ------------   ------------   ------------   ------------



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


NOTE 4 - STOCK SPLIT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME SUMMARY

The Company reported net earnings of $1,077,000 or $0.52 basic income per share for the first half of 1999. This represents a 25.2% increase over the same period during 1998 when net earnings were $860,000 or $0.44 basic income per share. For the quarter ended June 30, 1999, net earnings were $577,000, up slightly from the $555,000 reported for the same quarter in 1998.

Annualized return on average assets for the three months and six months ended June 30, 1999 was 0.95% and 0.88%, respectively, compared with 1.00% and 0.78% for the same periods in 1998. Return on average assets for the year ended December 31, 1998 was 0.51%.

Annualized return on average equity for the three months and six months ended June 30, 1999 was 10.94% and 10.31%, respectively, compared with 11.54% and 9.17% for the same periods in 1998. Return on average equity for the year ended December 31, 1998 was 6.00%.

Cash dividends of $0.21 per share were declared in the first and second quarter of 1999 and 1998.

NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $3.5 million for the quarter ended June 30, 1999, compared to $3.3 million for the quarter ended June 30, 1998 and $6.8 million for the six months ended June 30, 1999, compared to $6.4 million for the six months ended June 30, 1998.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

                                       Three Months Ended               Six Months Ended
                                            June 30,                          June 30,               Year Ended
                                -------------------------------   -------------------------------    December 31,
                                     1999             1998             1999             1998             1998
                                --------------   --------------   --------------   --------------   --------------
Interest Income                 $        4,681   $        4,548   $        9,196   $        8,842   $       18,054
Interest Expense                         1,175            1,223            2,393            2,433            4,972
                                --------------   --------------   --------------   --------------   --------------

     Net Interest Income        $        3,506   $        3,325   $        6,803   $        6,409   $       13,082
                                --------------   --------------   --------------   --------------   --------------
                                --------------   --------------   --------------   --------------   --------------

Average Earning Assets          $      214,538   $      193,163   $      215,932   $      191,447   $      199,436
Net Interest Margin                      6.54%            6.89%            6.30%            6.70%            6.56%


The net interest margin declined in 1999 compared to the same periods in 1998 due to the 75 basis point decline in the prime rate during the fourth quarter of 1998. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. The Bank's deposits generally reprice at a slower pace, therefore reducing the net interest margin.

On July 1, 1999, the prime rate was increased 25 basis points to 8.00%. This increase will partially offset the declines discussed in the prior paragraph and the Company expects its net interest margin to increase in the third quarter of 1999 as compared to the first half of 1999.

PROVISION FOR LOAN LOSSES

Americorp made a $180,000 contribution to the allowance for loan losses in the first and second quarters of 1999 compared to $225,000 and $98,000 for the same periods in 1998. Management believes that the allowance, which equals 1.12% of total loans at June 30, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 1999 and 1998 are as follows (dollar amounts in thousands):

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                             ----------------------------    ----------------------------
                                                 1999            1998            1999            1998
                                             ------------    ------------    ------------    ------------
Allowance, Beginning of Period               $      1,787    $      1,992    $      1,953    $      1,966
Provision for Loan Losses                             180              98             360             323
Loans Charged Off - net of Recoveries                 (67)            (48)           (413)           (247)
                                             ------------    ------------    ------------    ------------

Allowance, End of Period                     $      1,900    $      2,042    $      1,900    $      2,042
                                             ------------    ------------    ------------    ------------
                                             ------------    ------------    ------------    ------------


NONINTEREST INCOME

Noninterest Income represents deposit account services charges and other types of non-loan related fee income. Noninterest income for the quarter ended June 30, 1999 totaled $631,000 which is comparable to the $608,000 reported for the same period ended 1998. Noninterest income for the six months ended June 30, 1999 totaled $1,291,000 compared to $1,124,000 for the same period ended 1998. This increase was primarily the result of growth in noninterest-bearing deposits, the primary source of service charge income, which increased 17.1% from $61.0 million at June 30, 1998 to $70.4 million at June 30, 1999.

NONINTEREST EXPENSE

Noninterest expense include salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 1999 totaled $3.0 million, the same as the first quarter of 1998. The quarter ended June 30, 1999 included $110,000 for various compensation programs not present in the second quarter of 1998. This additional cost was offset by various cost savings as a result of the Bank's recent merger.

Noninterest expense for the six months ended June 30, 1999 totaled $6.0 million compared to $5.9 million for the same period during 1998. As an annualized percent of average assets, noninterest expense was 4.92% in the first half of 1999 compared to 5.35% for the first half in 1998.

INCOME TAXES

The Company's income tax provision for the first half of 1999 was $644,000, resulting in an effective rate of 37.4% on income before taxes. This rate compares to the 36.8% and the 33.8% reported for the years ending December 31, 1998 and 1997, respectively. The Company's effective tax has increased in the last several years as total income has increased at a faster pace than the income earned on the Company's tax-free investments.

BALANCE SHEET ANALYSIS

Total assets at June 30, 1999 totaled $241 million, up 6.2% from the same date in 1998. Deposits have increased during this time period by $12.5 million or 6.1%. During 1999, total assets and total deposits have not changed dramatically. The Company has, however, increased total loans from $154.6 million at December 31, 1998 to $169.3 million at June 30, 1999. This increase was funded primarily by federal funds sold, which decreased from $27.8 million at December 31, 1998 to $10.7 million at June 30, 1999.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)


                                                           June 30,
                                                 ---------------------------   December 31,
                                                     1999           1998           1998
                                                 ------------   ------------   ------------
Loans 90 day past due and still accruing         $          7   $         45   $        784
Loans on nonaccrual                                       952          1,836          1,780
                                                 ------------   ------------   ------------
                      Nonperforming Loans                 959          1,881          2,564
Other real estate owned (OREO)                            695              -              -
                                                 ------------   ------------   ------------
                     Nonperforming Assets        $      1,654   $      1,881   $      2,564
                                                 ------------   ------------   ------------
                                                 ------------   ------------   ------------

Nonperforming Loans as a Percent
   of Total Loans                                        0.57%          1.33%          1.66%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                              198.12%        109.57%         76.17%
Nonperforming Assets as a Percent
   of Total Assets                                       0.69%          0.83%          1.06%



The primary ratios of loan quality have improved in the first half of 1999. Nonperforming loans as a percent of total loans declined to 0.57% at June 30, 1999, compared to 1.66% at December 31, 1998. Likewise, the allowance for loan losses as a percent of nonperforming loans increased to 198.12% at June 30, 1999, up from 76.17% at December 31, 1998. A portion of this increase is attributable to the conversion of several 1998 problem loans to OREO. At June 30, 1999, the Company had two properties of OREO with a total book value of $695,000. All parcels are currently listed for sale with one property in escrow. The Company believes all properties will be liquidated during 1999 without any significant losses.


CAPITAL

Total shareholders equity at June 30, 1999 totaled $21.2 million, which represents a 3.9% increase from $20.4 million at December 31, 1998.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                               June 30,    December 31,
                                                   Ratio         1999          1998
                                               ------------  ------------  ------------
Tier 1 Capital (to Average Assets)                 4.00%         8.71%         8.41%
Tier 1 Capital (to Risk Weighted Assets)           4.00%        10.33%        10.56%
Total Capital (to Risk Weighted Assets)            8.00%        11.25%        11.57%


LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended June 30, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

At June 30, 1999, the Company had $134 million of assets and $142 million of liabilities repricing within one year. Therefore, $8 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Theoretically, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, in practice, asset rates generally reprice more quickly than liability rates whenever there is a rate change. Accordingly, the Company's net interest margin declined with the prime rate decreases in late 1998 and the Company anticipates its net interest margin will rise in the near term as a result of the recent prime increase.

YEAR 2000 RISK

The Company's operations are significantly dependent on a number of data processing systems. Failure to anticipate and resolve potential problems associated with the ability of these systems to process transactions and information into the year 2000 could have a serious impact on Americorp's operations. This could increase the level of operating losses and its liability for improperly processed transactions.

In addition, a number of the Bank's customers have operations that are dependent on their data processing systems. The potential that some or all of these customers will not properly prepare their systems for the problems associated with the year 2000 could affect their ability to repay their loans with the Bank and as a consequence adversely affect the quality of the Bank's loan portfolio. The Company's primary source of funds is from its customers' deposits. Many of these customers' operations are dependent on their data processing systems. Any adverse affects resulting from the year 2000 could impact the level of these customers' deposits, which in turn could impact the Company's liquidity.

The Company relies primarily on outside vendors to provide its data processing. Management has obtained from each a written copy of their plans to address solutions to potential problems resulting from the year 2000. Americorp closely monitors each applicable vendor's progress toward those solutions. In addition, management has conducted third party tests of all mission critical software and hardware used by the Bank to ensure that these systems will operate beyond the year 2000. Americorp's management has corrected or replaced all data sensitive equipment and software that was determined not to be Year 2000 ready. The Company is in the process of finalizing a Year 2000 Contingency Plan. In the event the contingency plan is invoked, contingency plan team members will participate in the execution of the plan, to ensure business operations continue.

The Bank has identified all its borrowers for which the year 2000 may pose a significant credit risk. Each of these borrowers has been contacted and their operations analyzed in an effort to quantify the potential risks in the Bank's loan portfolio that might arise as a result of year 2000. Management has also developed liquidity contingency plans to provide for potential decreases in funding sources that might arise as a result of the year 2000. Management has projected that the total cost of preparing for the year 2000 will be $286,094, of which $221,833 had been incurred through June 30, 1999.

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings

          Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

     Item 2 - Changes in Securities

          None

     Item 3 - Defaults upon Senior Securities

          None

     Item 4 - Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders of AMERICORP, a California corporation was held on the 18th day of May 1999.

          At the annual meeting, the shareholders elected the following directors:

          NAME                    SHARES VOTED FOR       SHARES VOTED AGAINST      ABSTAIN
          ----                    ----------------       --------------------      -------
          Michael T. Hribar           811,144                   3,000               2,103

          Allen W. Jue                811,144                   3,000               2,103

          Robert J. Lagomarsino       810,144                   4,000               2,103

          Gerald J. Lukiewski         811,144                   3,000               2,103

          E. Thomas Martin            811,144                   3,000               2,103

          Harry L. Maynard            810,144                   4,000               2,103

          Edward F. Paul              811,144                   3,000               2,103

          Joseph L. Priske            811,144                   3,000               2,103

          Jacqueline S. Pruner        811,144                   3,000               2,103


     Item 6 - Exhibits and Reports on Form 8-K

     A)   Exhibits

          27   Financial Data Schedule (for SEC use only)

     B)   Reports on Form 8-K

          None

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          AMERICORP


Date:                          August 13, 1999     /s/ Gerald J. Lukiewski
                                                   ----------------------------
                                                   Gerald J. Lukiewski
                                                   President and
                                                   Chief Executive Officer


Date:                          August 13, 1999     /s/ Keith J. Sciarillo
                                                   ----------------------------
                                                   Keith J. Sciarillo
                                                   Vice President and CFO

EXHIBIT INDEX


27  -  Financial Data Schedule ( for SEC use only) ......................     18