Form 10-Q
period 1999-09-30
AMERICORP
filed 1999-11-15
CIK 824906

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C.

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Sept 30, 1999

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

On October 31, 1999, there were 2,101,257 shares of Americorp Common Stock outstanding.

                            AMERICORP AND SUBSIDIARY
                               SEPTEMBER 30, 1999

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                       PAGE
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at September 30, 1999 and
                  December 31, 1998..............................................................       3
         Consolidated Condensed Statement of Income for the three
                  months and nine months ended September 30, 1999 and 1998.......................       4
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1997 through September 30, 1999.....................................       5
         Consolidated Condensed Statement of Cash Flows for the nine months ended
                  September 30, 1999 and 1998....................................................       6
         Notes to Consolidated Financial Statements..............................................       7
Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations................................................................  9 - 13
Item 3 - Quantitative and Qualitative Disclosure About Market Risk............................... 13 - 14



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.......................................................................      15
Item 2 - Changes in Securities...................................................................      15
Item 3 - Defaults upon Senior Securities.........................................................      15
Item 4 - Submission of Matters to a Vote of Security Holders.....................................      15
Item 5 - Other Information.......................................................................      15
Item 6 - Exhibits and Reports on Form 8-K........................................................      15


Signatures ......................................................................................      16

Exhibit Index ...................................................................................      17


ITEM 1.         FINANCIAL STATEMENTS

                            AMERICORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                      SEPTEMBER 30,             DECEMBER 31,
                                                                           1999                     1998
                                                                     -----------------        -----------------
Cash and Due From Bank                                                $        14,892          $        20,511
Federal Funds Sold                                                             16,400                   27,700
                                                                     -----------------        -----------------
              Total Cash and Cash Equivalents                                  31,292                   48,211
Interest-Bearing Deposits                                                         299                      595
Investment Securities                                                          28,994                   32,388

Loans                                                                         172,003                  154,591
Allowance for Loan Losses                                                      (2,009)                  (1,953)
                                                                     -----------------        -----------------

                                           NET LOANS                          169,994                  152,638

Premises and Equipment                                                          1,872                    2,202
Other Real Estate Owned                                                           695                       --
Cash Surrender Value of Life Insurance                                          2,627                    2,492
Accrued Interest and Other Assets                                               2,786                    3,199
                                                                     -----------------        -----------------

                                        TOTAL ASSETS                  $       238,559          $       241,725
                                                                     -----------------        -----------------
                                                                     -----------------        -----------------

Noninterest-Bearing Deposits                                          $        68,968          $        63,482
Interest-Bearing Deposits                                                     144,678                  154,239
                                                                     -----------------        -----------------

                                      TOTAL DEPOSITS                          213,646                  217,721

Accrued Interest and Other Liabilities                                          2,988                    3,608
                                                                     -----------------        -----------------

                                   TOTAL LIABILITIES                          216,634                  221,329

Common Stock                                                                    1,048                    1,026
Surplus                                                                         9,463                    8,771
Retained Earnings                                                              11,470                   10,453
Accumulated Other Comprehensive Income                                            (56)                     146
                                                                     -----------------        -----------------

                          TOTAL SHAREHOLDERS' EQUITY                           21,925                   20,396
                                                                     -----------------        -----------------

                               TOTAL LIABILITIES AND
                                SHAREHOLDERS' EQUITY                  $       238,559          $       241,725
                                                                     -----------------        -----------------
                                                                     -----------------        -----------------

                                     3

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                            AMERICORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                 SEPTEMBER 30,                             SEPTEMBER 30,
                                         ----------------------------------     ----------------------------------
                                              1999               1998               1999                1998
                                         ---------------     --------------     --------------     ---------------
Interest Income                           $       4,770       $      4,510       $     13,966       $      13,352
Interest Expense                                  1,125              1,271              3,518               3,704
                                         ---------------     --------------     --------------     ---------------

               Net Interest Income                3,645              3,239             10,448               9,648

Provision for Loan Losses                           180                 --                540                 323
                                         ---------------     --------------     --------------     ---------------

         Net Interest Income after
         Provision for Loan Losses                3,465              3,239              9,908               9,325

Noninterest Income                                  820                660              2,111               1,784
Noninterest Expense                               2,808              3,385              8,821               9,253
                                         ---------------     --------------     --------------     ---------------

               Income Before Taxes                1,477                514              3,198               1,856

Income Taxes                                        581                185              1,225                 667
                                         ---------------     --------------     --------------     ---------------

                        Net Income        $         896       $        329       $      1,973       $       1,189
                                         ---------------     --------------     --------------     ---------------
                                         ---------------     --------------     --------------     ---------------

Per Share Data:
   Net Income - Basic                     $        0.43       $       0.17       $       0.95       $        0.61
                                         ---------------     --------------     --------------     ---------------
                                         ---------------     --------------     --------------     ---------------
   Net Income - Diluted                   $        0.41       $       0.15       $       0.90       $        0.55
                                         ---------------     --------------     --------------     ---------------
                                         ---------------     --------------     --------------     ---------------

                                     4


ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                            AMERICORP AND SUBSIDIARY
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                              COMMON STOCK                                                   ACCUMULATED
                                         ------------------------                                              OTHER
                                          NUMBER OF                            COMPREHENSIVE    RETAINED     COMPREHENSIVE
                                            SHARES      AMOUNT      SURPLUS        INCOME       EARNINGS       INCOME
                                         ------------- ----------  ----------  ------------    ----------   -------------
BALANCE AT JANUARY 1, 1997                  1,811,156   $     906   $   6,451                   $  8,712     $      1
Issuance of Stock                              61,162          30         502
Retirement of Stock                            (3,824)         (2)         (7)                       (49)
Dividends                                                                                           (581)

                  COMPREHENSIVE INCOME
Net Income                                                                      $    1,903         1,903
Unrealized Loss on Securities
   Available for Sale,
   net of Taxes of $6                                                                    9                          9
Reclassification Adjustment for Loss
   on Sale of Investment Securities
   Included in net Income,
   net of Taxes of $22                                                                  32                         32
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                          $    1,944
                                                                               ------------
                                                                               ------------

                                         ------------- ----------  ----------                 ----------  -------------
BALANCE AT DECEMBER 31, 1997                1,868,494         934       6,946                      9,985           42
Issuance of Stock                             188,946          95       1,837
Retirement of Stock                            (5,446)         (3)        (12)                       (79)
Dividends                                                                                           (615)
Cash Paid for Fractional Shares                                                                       (2)

                  COMPREHENSIVE INCOME
Net Income                                                                      $    1,164         1,164
Unrealized Gain on Securities
   Available for Sale,
   net of Taxes of $67                                                                  95                         95
Reclassification Adjustment for Gain
   on Sale of Investment Securities
   Included in net Income,
   net of Taxes of $9                                                                    9                          9
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                          $    1,268
                                                                               ------------
                                                                               ------------
                                         ------------- ----------  ----------                 ----------  -------------
BALANCE AT DECEMBER 31, 1998                2,051,994       1,026       8,771                     10,453          146
Issuance of Stock                              63,656          31         775
Retirement of Stock                           (18,793)         (9)        (83)                      (280)
Dividends                                                                                           (676)

                  COMPREHENSIVE INCOME

Net Income                                                                      $    1,973         1,973
Unrealized Gain on Securities
   Available for Sale,
   net of Taxes of $26                                                                (202)                      (202)
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                          $    1,771
                                                                               ------------
                                                                               ------------

                                         ------------- ----------  ----------                 ----------  -------------
BALANCE AT SEPTEMBER 30, 1999               2,096,857   $   1,048   $   9,463                  $  11,470   $      (56)
                                         ------------- ----------  ----------                 ----------  -------------
                                         ------------- ----------  ----------                 ----------  -------------

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

                            AMERICORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                       --------------------------------------
                                                                           1999                    1998
                                                                       --------------         ---------------
OPERATING ACTIVITIES
   Net Income                                                           $      1,973           $       1,189
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                           452                     521
         Provision for Loan Losses                                               540                     323
         Other Items - Net                                                      (812)                    (95)
                                                                       --------------         ---------------

                                            NET CASH PROVIDED
                                      BY OPERATING ACTIVITIES                  2,153                   1,938


INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                           296                     498
   Purchases of Investment Securities                                         (6,848)                (15,816)
   Maturities and Sales of Investment Securities                              10,651                  20,724
   Net Change in Loans                                                       (19,185)                 (6,120)
   Purchase of Premises and Equipment                                           (222)                   (338)
   Distribution from Partnership                                                  --                   2,549
   Proceeds from OREO Sales                                                      624                     344
                                                                       --------------         ---------------
                                     NET CASH PROVIDED (USED)
                                      BY INVESTING ACTIVITIES               ( 14,684)                  1,841

FINANCING ACTIVITIES
   Net Change in Deposits                                                     (4,075)                 11,438
   Proceeds from Exercise of Options                                             363                   1,495
   Dividends                                                                    (676)                   (463)
                                                                       --------------         ---------------
                                     NET CASH PROVIDED (USED)
                                      BY FINANCING ACTIVITIES                 (4,388)                 12,470
                                                                       --------------         ---------------

                                  INCREASE (DECREASE) IN CASH
                                         AND CASH EQUIVALENTS                (16,919)                 16,249


Cash and Cash Equivalents at Beginning of Period                              48,211                  37,971
                                                                       --------------         ---------------

                                    CASH AND CASH EQUIVALENTS
                                             AT END OF PERIOD           $     31,292           $      54,220
                                                                       --------------         ---------------
                                                                       --------------         ---------------

                                     6

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

                            AMERICORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Americorp's Form 10K filed on April 14, 1999 (file number - 033-18392) and Form S-4 declared effective on November 10, 1998
(file number - 333-63844).

The consolidated financial statements include Americorp (the "Company") and its wholly owned subsidiary, American Commercial Bank (the "Bank"). The consolidated financial statements also give retroactive effect to the merger of the Bank, with Channel Islands Bank on December 31, 1998.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 1999 and 1998, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

The following table summarizes the separate revenue and net income of the Company and Channel Islands Bank for the reported periods:

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                             -------------------------    -------------------------
                                                1999          1998           1999         1998
                                             ------------  -----------    ------------ ------------
Interest and Noninterest Income:
     The Company - Pre-merger                 $        -    $   3,004      $        -   $    8,914
     Channel Islands Bank                              -        2,166               -        6,222
     The Company - Post-merger                     5,590            -          16,077            -
                                             ------------  -----------    ------------ ------------
                                     Total    $    5,590    $   5,170      $   16,077   $   15,136
                                             ============  ===========    ============ ============
Net Income:
     The Company - Pre-merger                 $        -    $      87      $        -   $      649
     Channel Islands Bank                              -          242               -          540
     The Company - Post-merger                       896            -           1,973            -
                                             ------------  -----------    ------------ ------------
                                     Total    $      896    $     329      $    1,973   $    1,189
                                             ============  ===========    ============ ============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME SUMMARY

The Company reported net earnings of $1,973,000 or $0.95 basic income per share for the first nine months of 1999. This represents a 65.9% increase over the same period during 1998 when net earnings were $1,189,000 or $0.61 basic income per share. For the quarter ended September 30, 1999, net earnings were $896,000, up 172.3% from the $329,000 reported for the same quarter in 1998.

Annualized return on average assets for the three months and nine months ended September 30, 1999 was 1.47% and 1.08%, respectively, compared with 0.57% and 0.71% for the same periods in 1998. Return on average assets for the year ended December 31, 1998 was 0.51%.

Annualized return on average equity for the three months and nine months ended September 30, 1999 was 16.58% and 12.39%, respectively, compared with 6.68% and 8.31% for the same periods in 1998. Return on average equity for the year ended December 31, 1998 was 6.00%.

Cash dividends of $0.105 per share were declared in the first, second and third quarter of 1998 and the first quarter of 1999. Cash dividends of $0.11 per share were declared in the second and third quarter of 1999.

NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest margin is net interest income divided by average earning assets. Accordingly, net interest income is impacted by changes in net interest margin and average earning assets. Net interest margin is impacted by the difference between yields earned on interest earning assets, rates paid on deposits and borrowings and the relative mix of each. Net interest income was $3.6 million for the quarter ended September 30, 1999, compared to $3.2 million for the quarter ended September 30, 1998 and $10.4 million for the nine months ended September 30, 1999, compared to $9.6 million for the nine months ended September 30, 1998.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,               YEAR ENDED
                                 -----------------------------   ----------------------------      DECEMBER 31,
                                     1999            1998            1999           1998               1998
                                 -------------   -------------   -------------  -------------    -----------------
Interest Income                   $     4,770     $     4,510     $    13,966    $    13,352      $        18,054
Interest Expense                        1,125           1,271           3,518          3,704                4,972
                                 -------------   -------------   -------------  -------------    -----------------

          Net Interest Income     $     3,645     $     3,239     $    10,448    $     9,648      $        13,082
                                 =============   =============   =============  =============    =================

Average Earning Assets            $   213,909     $   201,358     $   215,238    $   194,745      $       199,436
Net Interest Margin                     6.82%           6.43%           6.47%          6.61%                6.56%

The net interest margin decreased slightly for the first nine months of 1999 compared to the same periods in 1998 due to the 75 basis point decline in the prime rate during the fourth quarter of 1998. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. Deposits generally reprice at a slower pace, therefore reducing the net interest margin. This decline in net interest margin was offset by a $20 million increase in average earning assets, resulting in an $800,000 increase in net interest income.

Net interest margin for the third quarter of 1999 increased to 6.82% compared to 6.43% for the same quarter in 1998. This increase was comprised of two components. First, the Company has improved its overall mix of interest earning assets by increasing outstanding loans in 1999 as compared to 1998. Second, the Company's cost of funds has declined through a combination of reduction in rates due to the decline in prime in 1998 and the increased utilization of noninterest bearing demand deposits. The increase in net interest margin coupled with a $13 million increase in average earning assets resulted in a $406,000 increase in net interest income.

During the third quarter of 1999, the prime rate was increased 50 basis points to 8.25%. Based on this increase, the Company's growth in earning assets and the 75 basis point decline in the prime rate in the fourth quarter of 1998, the Company believes that its net interest margin and net interest income will exceed its 1998 amounts.

PROVISION FOR LOAN LOSSES

Americorp made a $180,000 contribution to the allowance for loan losses in the first, second and third quarters of 1999 compared to $225,000 and $98,000 for the first and second quarters and no contribution for the third quarter of 1998. Management believes that the allowance, which equals 1.17% of total loans at September 30, 1999, is adequate to cover future losses.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 1999 and 1998 are as follows (dollar amounts in thousands):

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     1999          1998            1999          1998
                                                  ------------  ------------    ------------  ------------
Allowance, Beginning of Period                     $    1,900    $    2,042      $    1,953    $    1,966
Provision for Loan Losses                                 180             -             540           323
Loans Charged Off - net of Recoveries                     (71)          (84)           (484)         (331)
                                                  ------------  ------------    ------------  ------------

Allowance, End of Period                           $    2,009    $    1,958      $    2,009    $    1,958
                                                  ============  ============    ============  ============

NONINTEREST INCOME

Noninterest Income represents deposit account services charges and other types of non-loan related fee income. Noninterest income for the quarter ended September 30, 1999 totaled $820,000 compared to the $660,000 reported for the same period ended 1998. This increase was primarily related to additional revenue of approximately $170,000 from loan sales generated by the Company's mortgage loan operation.

Noninterest income for the nine months ended September 30, 1999 totaled $2,111,000 compared to $1,784,000 for the same period ended 1998. This increase was primarily the result of mortgage revenue discussed above and growth in noninterest-bearing deposits, the primary source of service charge income, which increased 9.47% from $63.0 million at September 30, 1998 to $69.0 million at September 30, 1999.

NONINTEREST EXPENSE

Noninterest expense includes salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended September 30, 1999 totaled $2.8 million, down from the $3.4 million for the same period during 1998. This decline was the combination of increased operating efficiencies derived from the merger with Channel Islands Bank and the elimination of $135,000 in merger expenses recorded in the third quarter of 1998.

Noninterest expense for the nine months ended September 30, 1999 totaled $8.8 million compared to $9.3 million for the same period during 1998. As an annualized percent of average assets, noninterest expense was 4.82% in the first nine months of 1999 compared to 5.51% for the first nine months in 1998. This decline was the combination of increased operating efficiencies derived from the merger with Channel Islands Bank and the elimination of $135,000 in merger expenses recorded in 1998.

INCOME TAXES

The Company's income tax provision for the first nine months of 1999 was $1,225,000, resulting in an effective rate of 38.3% on income before taxes. This rate compares to the 36.8% and the 33.8% reported for the years ending December 31, 1998 and 1997, respectively. The Company's effective tax has increased in the last several years as total income has increased at a faster pace than the income earned on the Company's tax-free investments.

BALANCE SHEET ANALYSIS

Total assets at September 30, 1999 totaled $239 million, up slightly from the same date in 1998 but down slightly from December 31, 1998. This decline is the result of the company's primary goals being improving its operating efficiency and net interest margin, not overall growth. The decline in total assets of $3.2 million was directly related to the $4.1 million decline in total deposits. However, this decline was comprised of a $5.5 million increase in noninterest-bearing deposits and a $9.6 million decline in interest-bearing deposits. The Company has, also, increased total loans from $154.6 million at December 31, 1998 to $172.0 million at September 30, 1999. This increase was funded primarily by federal funds sold, which decreased from $27.8 million at December 31, 1998 to $16.4 million at September 30, 1999.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                    SEPTEMBER 30,
                                                        -------------------------------------       DECEMBER 31,
                                                             1999                 1998                  1998
                                                        ----------------     ----------------      ----------------
Loans 90 day past due and still accruing                 $            -       $          291        $          784
Loans on nonaccrual                                               1,237                2,665                 1,780
                                                        ----------------     ----------------      ----------------
                              Nonperforming Loans                 1,237                2,956                 2,564
Other real estate owned (OREO)                                      695                    -                     -
                                                        ----------------     ----------------      ----------------
                             Nonperforming Assets        $        1,932       $        2,956        $        2,564
                                                        ================     ================      ================

Nonperforming Loans as a Percent
   of Total Loans                                                 0.72%                2.11%                 1.66%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                       162.41%               66.24%                76.17%
Nonperforming Assets as a Percent
   of Total Assets                                                0.81%                1.25%                 1.06%

The primary ratios of loan quality have improved in the first nine months of 1999. Nonperforming loans as a percent of total loans declined to 0.72% at September 30, 1999, compared to 1.66% at December 31, 1998. Likewise, the allowance for loan losses as a percent of nonperforming loans increased to 162.41% at September 30, 1999, up from 76.17% at December 31, 1998. A portion of this increase is attributable to the conversion of several 1998 problem loans to OREO. At September 30, 1999, the Company had two properties of OREO with a total book value of $695,000. All parcels are currently listed for sale. The Company believes all properties will be liquidated during late 1999 or early 2000 without any significant losses.

CAPITAL

Total shareholders equity at September 30, 1999 totaled $22.0 million, which represents a 7.5% increase from $20.4 million at December 31, 1998.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                        RATIO              1999               1998
                                                    ---------------   ----------------   ---------------
Tier 1 Capital (to Average Assets)                       4.00%              9.02%             8.41%
Tier 1 Capital (to Risk Weighted Assets)                 4.00%             11.31%            10.56%
Total Capital (to Risk Weighted Assets)                  8.00%             12.35%            11.57%

LIQUIDITY

Liquidity, as measured by total cash, federal funds sold, interest-bearing deposits and investment securities divided by total deposits, declined from 37.3% at December 31, 1998 to 28.4% at September 30, 1999. This decline was the result of the changes discussed previously in the balance sheet analysis.

Management believes its liquidity is adequate and is not aware of any future capital expenditures or other significant demands or commitments which would severely impair liquidity.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

In Management's opinion there has not been a material change in the Company's market risk profile during the three months ended September 30, 1999. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

At September 30, 1999, the Company had $134 million of assets and $141 million of liabilities repricing within one year. Therefore, $7 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Theoretically, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, in practice, asset rates generally reprice more quickly than liability rates whenever there is a rate change. Accordingly, the Company's net interest margin declined with the prime rate decreases in late 1998 and the Company anticipates its net interest margin will rise as a result of the recent prime increases.

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

The Company relies primarily on outside vendors to provide its data processing. Management has obtained from each a written copy of their plans to address solutions to potential problems resulting from the year 2000. Americorp closely monitors each applicable vendor's progress toward those solutions. In addition, management has conducted third party tests of all mission critical software and hardware used by the Bank to ensure that these systems will operate beyond the year 2000. Americorp's management has corrected or replaced all data sensitive equipment and software that was determined not to be year 2000 ready. The Company has a year 2000 contingency plan. In the event the contingency plan is invoked, contingency plan team members will participate in the execution of the plan, ensuring business operations may continue.

The Bank has identified those borrowers for which the year 2000 may pose a significant credit risk. Each of these borrowers has been contacted and their operations analyzed in an effort to quantify the potential risks in the Bank's loan portfolio that might arise as a result of year 2000. Management has also developed liquidity contingency plans to provide for potential decreases in funding sources that might arise as a result of the year 2000. Management has projected that the total cost of preparing for the year 2000 will be $286,000, of which $235,000 had been incurred through September 30, 1999.

PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings

                 Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

       Item 2 - Changes in Securities

                 During 1999, the Company sold unregistered shares of common stock pursuant to the exercise of stock options granted under its stock option plans to various participants in such plans. During 1999, the Company issued 44,863 shares (net of shares exchanged by the optionees) pursuant to these plans (approximately 2.2% of total outstanding shares). As consideration of these shares, the Company also received cash of $434,000.

                 The shares of common stock were deemed to be exempt from the registration provisions of the Securities Act of 1933 by virtue of Rule 147 inasmuch as the Company is a California corporation and all optionees are residents of California.

       Item 3 - Defaults upon Senior Securities

                 None

       Item 4 - Submission of Matters to a Vote of Security Holders

                 None

       Item 5 - Other Information

                None

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


                                                              AMERICORP


Date:                          November 15, 1999   /s/ Gerald J. Lukiewski
                                                   ---------------------------
                                                   Gerald J. Lukiewski
                                                   President and
                                                   Chief Executive Officer


Date:                          November 15, 1999   /s/ Keith J. Sciarillo
                                                   ---------------------------
                                                   Keith J. Sciarillo
                                                   Vice President and Controller

EXHIBIT INDEX


27    -  Financial Data Schedule ( for SEC use only)