Form 10-K
period 1999-12-31
AMERICORP
filed 2000-03-28
CIK 824906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR
           ENDED DECEMBER 31, 1999
                                  OR


   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
           PERIOD FROM ------------- TO -------------

                      Commission file number     033-18392

                                   AMERICORP
                                ---------------
             (Exact name of registrant as specified in its charter)

State of California                                           77-0164985
---------------------------------                             ---------------------
(State or other jurisdiction of                               (I.R.S. Identification No.)
employee incorporation or organization)

304 East Main Street, Ventura, California 93001               (805) 658-6633
---------------------------------                             ---------------------
(Address of principal executive offices and Zip Code)         Registrant's telephone
                                                              number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. NOT APPLICABLE

As of February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the Company was $27,060,390.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Number of shares of common stock of the Company outstanding as of February 29, 2000: 2,104,171.

                               INDEX TO FORM 10-K

PART I

                                                                                PAGE
                                                                              --------
Item 1.         Business                                                          3

Item 2.         Properties                                                       11

Item 3.         Legal Proceedings                                                12

Item 4.         Submission of Matters to a Vote of Security Holders              12

PART II

Item 5.         Market for Common Equity and Related Stockholders Matters        12

Item 6.         Selected Financial Data                                          14

Item 7.         Management's Discussion and Analysis of Financial Condition      15
                  and Results of Operations

Item 7A         Quantitative and Qualitative Disclosure About Market Risk        27

Item 8.         Financial Statements                                             30

Item 9.         Changes and Disagreements with Accountants on Accounting and     55
                  Financial Disclosure

PART III

Item 10.        Directors and Executive Officers of the Registrant               55

Item 11.        Executive Compensation                                           56

Item 12.        Security Ownership of Certain Beneficial Owners and              58
                  Management

Item 13.        Certain Relationships and Related Transactions                   59

Item 14.        Exhibits and Reports on Form 8-K                                 59

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Americorp ("Americorp" or the "Company") is a California corporation organized to act as the bank holding company for American Commercial Bank ("ACB" or the "Bank"). In 1987, Americorp acquired all of the outstanding common stock of ACB in a holding company formation transaction. Other than holding the shares of ACB, Americorp conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), Americorp's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking. At December 31, 1999, Americorp had approximately $246 million in consolidated assets, $179 million in consolidated net loans, $210 million in consolidated deposits, and $23 million in consolidated stockholders' equity.

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

    The merger with CIB was intended to be a so-called "Merger of Equals" whereby comparatively similar sized financial institutions and their respective managements, boards of directors, shareholder groups and businesses are combined to create an institution which may provide for, among other things, increased synergies, expended products and markets, higher lending limits and a reduction of overall overhead costs, including a reduction in duplicate positions and employee benefits. Such mergers may also enhance the liquidity of a shareholder's investment and may provide the combined entity with easier access to the capital markets. "Mergers of Equals" provide the same types of risk associated with combining any two entities, including (i) the disadvantages of being part of a larger entity, including reduced voting power and the potential for decreased customer service; (ii) the integration of the different corporate cultures of the entities will divert the combined entities' management time from other activities and (iii) the proposed changes to policies and procedures of the combined entity may not prove to be successful to the customers of the combined entity. "Mergers of Equals" also generally provide, among other less favorable aspects, a smaller premium on their investment to the non-surviving institutions' shareholders than would be anticipated in an actual sale of control, less liquidity to such shareholders for their investment than if the non-surviving institution had been acquired by a larger acquirer as well as the difficulties associated with combining the human resources and cultural differences of two similar sized institutions.

    At the consummation of the merger, CIB had approximately $95 million in total assets, approximately $63 million in total loans, approximately
$87 million in total deposits and approximately $8 million in total stockholders' equity.

    The exchange ratio used in the merger was 0.7282 shares of Americorp Common Stock for each share of CIB outstanding. Americorp issued a total of 405,505 shares of Common Stock in connection with the transaction.

    The merger was intended to be tax free at the corporate and shareholders levels.

    The merger was accounted for as a "pooling of interest" and the financial statement included in Item 8 hereof have been prepared in accordance with such determination. See footnote 17 to such financial statements. ALL INFORMATION CONCERNING AMERICORP AND ACB HEREIN REFLECTS THE CONSUMMATION OF THE MERGER.

BANKING SERVICES

    ACB is engaged in substantially all of the business operations customarily conducted by independent California state bank. ACB maintains three full service-banking offices in the city of Ventura, two full service offices in the city of Oxnard and one full service office in the city of Camarillo. ACB's banking services include the acceptance of checking and savings deposits, and the making of commercial, SBA, real estate, personal, automobile and other installment loans. ACB also offers traveler's checks, notary public and other customary bank services to its customers. While ACB does offer credit cards to its customers, other financial institutions issue the cards. Trust services are not offered by ACB.

    ACB's deposits are attracted primarily from individuals and small and medium-sized business-related sources. ACB also attracts deposits from several local agencies. In connection with municipal deposits, ACB is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the FDIC.

    Americorp is engaged in lending activities to businesses and consumers throughout the geographic area of Ventura County, California. ACB has, to some degree, concentrations in real estate loans and real estate associated businesses. The risks associated with loans vary with the borrower, associated type of industry and prevailing economic conditions.

    Business loans are extended to a variety of commercial borrowers. These loans include revolving lines of credit, both secured and unsecured; equipment financing and term loans on real estate. In general, business loans have a higher degree of risk associated with changing economic cycles, product obsolescence and management experience. ACB utilizes a loan policy manual which sets standards for the accepted level of risk in the particular area under consideration. Business loans are reviewed by experienced loan personnel utilizing a secondary review and approval process which ultimately is overseen by the Board of Directors. ACB typically obtains the guarantees of the borrowing company's principal owners. Business lending risk is also mitigated by the contracted services of an independent loan review company. Commercial loans outstanding, as of December 31, 1999, totaled $42.2 million representing 23.2% of the portfolio.

    ACB also structures commercial loans secured by the real estate. These loans also vary in risk depending primarily on business cycles. Commercial real estate loans generally are amortized over a 20 year period with maturity dates of 5 years. ACB accepts properties whose appraised values provides a loan-to-value ratio of 75% or less. Commercial loans outstanding secured by real estate, at December 31, 1999, totaled $119.7 million, representing 65.8% of the portfolio. ACB is not involved with any residential tract housing construction and limits construction loans to either pre-sold or contract homes with permanent financing arranged. Construction loans total less than 4.3% of the total loan portfolio.

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

    ACB holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

EMPLOYEES

    As of December 31, 1999, ACB had a total of 109 full-time employees and 25 part-time employees. The management of ACB believes that its employee relations are satisfactory.

COMPETITION

    Banking and financial services business in California generally, and in ACB's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. ACB competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than ACB. In order to compete with the other financial services providers, ACB principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. ACB maintains six full service-banking offices in Ventura County.

    Recently adopted financial modernization legislation will likely increase competition in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations. See "Financial Modernization Legislation."

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

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, legislation was adopted in 1999 that, among other things, repealed, the statutory restrictions on affiliations between commercial banks and securities firms. See "Financial Modernization Legislation."

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

    The Company is currently required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

    The Company's ability to engage in non-banking activities is also regulated by the Federal Reserve Board. See "Financial Modernization Legislation."

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

AMERICAN COMMERCIAL BANK

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

    The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 1999.

                                                          DECEMBER 31, 1999
                                                     ---------------------------
                                                                MINIMUM CAPITAL
                                                      ACTUAL      REQUIREMENT
                                                     --------   ----------------
Leverage ratio.....................................     9.5%          4.0%
Tier 1 risk-based ratio............................    10.9           4.0
Total risk-based ratio.............................    11.8           8.0

    Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 1999. For more information concerning the capital ratios of the Company and the Bank, see Note 14 to the Americorp Financial Statements contained in Item 8 of this Report.

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

PREMIUMS FOR DEPOSIT INSURANCE

    All deposits of the Bank are insured by the FDIC and are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. As a result of its "Well Capitalized" status, the Bank currently pays approximately $23,000 per year.

FINANCIAL MODERNIZATION LEGISLATION

    On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, ("GLB Act"), which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "complementary" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

    The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the Federal Reserve Board while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

    The GLB Act also includes provisions concerning subsidiaries of national banks, permitting a national bank to engage in most financial activities through a financial subsidiary, provided that the bank and its depository institution affiliates are "well capitalized" and "well managed" and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as "principal" would be limited to those permissible for a national bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be "well capitalized," and also subjects the bank to the same capital, risk management and affiliate transaction rules as applicable to national banks. The provisions of the GLB Act relating to financial holding companies become effective 120 days after its enactment, or about March 15, 2000, excluding, the federal preemption provisions, which became effective on the date of enactment.

    The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the GLB Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the GLB Act.

COMMUNITY REINVESTMENT ACT

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the fede11ral banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

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

    The FASB proposed for comment a change in the accounting rules relating to mergers and acquisitions. Specifically, the "pooling method" of accounting for mergers would be eliminated. Financial institutions often prefer to account for mergers using this method and many of the mergers in the financial institutions industry in the last several years have been accounted for using the pooling method. The impact of such accounting change upon mergers and acquisitions involving financial institutions and upon the Company and the value of the Company's Common Stock can not presently be predicted nor can when, or if, the change will actually be adopted.

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

ITEM 2. PROPERTIES

    All ACB's offices are leased. See Note 4 to the Americorp Financial Statements contained in Item 8 of this Report for certain additional information concerning the amount of ACB's lease commitments. Americorp has no separate facilities.

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

    There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5% shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    Americorp Common Stock is listed on the OTC Bulletin Board and trades under the symbol "AICA." Trading in the stock has not been extensive.

    The management of Americorp is aware of three securities dealers who maintain an inventory and makes a market in Americorp Common Stock--Maguire Investments, Santa Maria, California; Monroe Securities, Inc., Rochester, New York and Hoefer & Arnett, San Francisco, California.

    The following prices do not necessarily include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below: All prices have been adjusted for the two-for-one stock split of the Common Stock which was effective on April 15, 1999.

QUARTER                                                         HIGH       LOW
-------                                                       --------   --------
1st '98.....................................................   $16.00     $15.50
2nd '98.....................................................    16.00      15.50
3rd '98.....................................................    18.50      18.00
4th '98.....................................................    19.00      18.50

1st '99.....................................................   $20.00     $19.50
2nd '99.....................................................    19.75      18.75
3rd '99.....................................................    20.50      18.50
4th '99.....................................................    19.63      17.88

HOLDERS

    As of February 1, 2000, there were approximately 398 holders of Americorp Common Stock. There are no other classes of equity securities outstanding.

DIVIDENDS

    The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1 1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1 1/4 times its current liabilities.

    The ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the "Financial Code"). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of
(a) the bank's retained earnings; or (b) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFI, make a distribution to its shareholders in an amount not exceeding the greater of
(x) its retained earnings; (y) its net income for its last fiscal year; or
(z) its net income for its current fiscal year. In the event that the DFI determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the Bank would be included in one of the "undercapitalized" categories for capital adequacy purposes pursuant to federal law. (See, "Item 1--Description of Business--Prompt Corrective Action and Other Enforcement Mechanisms.") Additionally, while the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm's length transaction.

    Americorp has paid 65 consecutive quarterly cash dividends to its shareholders. Americorp is currently paying quarterly cash dividends of $0.12 per share.

    The dividend policy of Americorp is expected to continue; however, no assurances can be given that such policy may not change. Moreover, declarations or payments of dividends by the Board of Directors of Americorp will depend upon a number of factors, including capital requirements, regulatory limitations (as discussed above), Americorp's and ACB's financial condition and results of operations, tax considerations and general economic conditions. No assurance can be given that any dividends will be declared or, if declared, what the amount of dividends or their type (cash, stock or both) will be or whether such dividends, once declared, will continue.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data with respect to the Company's consolidated statement of financial position for the years ended December 31, 1999 and 1998 and its consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-K. The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed in Note 17 to the Americorp Financial Statements. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to Company's consolidated statement of financial position as of December 31, 1997, 1996 and 1995 and its consolidated statements of income for the years ended December 31, 1996 and 1995 have been derived from the audited financial statements of the Company, which are not presented herein.

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
SUMMARY OF OPERATIONS:
  Interest Income.........................  $ 18,821   $ 18,054   $ 16,575   $ 15,120   $ 13,757
  Interest Expense........................     4,604      4,972      4,626      4,593      3,852
                                            --------   --------   --------   --------   --------
  Net Interest Income.....................    14,217     13,082     11,949     10,527      9,905
  Provision for Loan Losses...............       720        523        780      1,743        496
                                            --------   --------   --------   --------   --------
  Net Interest Income After Provision for
    Loan Losses...........................    13,497     12,559     11,169      8,784      9,409
  Noninterest Income......................     2,898      2,708      2,719      1,955      2,021
  Noninterest Expense.....................    11,928     13,425     11,013      9,938      9,226
                                            --------   --------   --------   --------   --------
  Income Before Income Taxes..............     4,467      1,842      2,875        801      2,204
  Income Taxes............................     1,145        678        972        272        659
                                            --------   --------   --------   --------   --------
  Net Income..............................  $  3,322   $  1,164   $  1,903   $    529   $  1,545
                                            ========   ========   ========   ========   ========
  Dividends...............................  $    928   $    615   $    581   $    572   $    557

PER SHARE DATA:
  Net Income--Basic.......................  $   1.60   $   0.59   $   1.04   $   0.29   $   0.86
  Net Income--Diluted.....................  $   1.49   $   0.55   $   0.93   $   0.26   $   0.75
  Book Value..............................  $  10.96   $   9.94   $   9.59   $   8.90   $   8.87

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
STATEMENTS OF FINANCIAL CONDITION SUMMARY:
  Total Assets............................  $245,966   $241,725   $223,252   $201,680   $184,319
  Total Deposits..........................   209,877    217,721    201,795    183,047    165,964
  Securities..............................    27,364     32,388     39,262     39,199     39,904
  Loans, net..............................   179,347    152,638    134,027    114,798    100,933
  Allowance for Loan Losses (ALLL)........     1,978      1,953      1,966      1,535      1,364
  Total Shareholders' Equity..............    23,064     20,396     17,907     16,068     15,967

SELECTED RATIOS:
  Return on Average Assets................      1.36%      0.51%      0.92%      0.27%      0.92%
  Return on Average Equity................     15.32%      6.00%     11.33%      3.24%     10.60%
  Net Interest Margin.....................      6.58%      6.56%      6.60%      6.22%      6.58%
  Dividend Payout Ratio...................     27.93%     52.84%     30.53%    108.13%     36.05%
  Non-performing Loans to Total Loans.....      0.99%      1.65%      1.45%      0.96%      1.82%
  Non-performing Assets to Total Assets...      0.82%      1.06%      1.01%      0.58%      1.77%
  ALLL to Non-performing Loans............    109.65%     76.17%     99.70%    136.81%     73.49%
  Average Shareholders' Equity to Average
    Assets................................      8.90%      8.51%      8.10%      8.37%      8.65%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EARNINGS OVERVIEW

    The Company reported net earnings of $3.3 million or $1.49 diluted earnings per share for 1999. This represents almost a threefold increase from 1998 when net earnings were $1.2 million or $0.55 diluted earnings per share. This significant increase occurred as the Company experienced strong growth in operating income (up approximately 8%) and significantly lower operating costs (down approximately 12%). Nonrecurring 1998 costs associated with the CIB merger and a reduction of approximately 10% in personnel costs represented the majority of this decline.

    The Company reported earnings of $1.2 million in 1998. This represented a 39% decline compared to the $1.9 million reported in 1997. This decrease was a combination of increases in net interest income offset with significant one-time merger related expenses and increased personnel costs.

    The following table sets forth several key operating ratios for 1999, 1998 and 1997:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                        1999          1998          1997
                                                        -----         -----         -----
Return on Average Assets.............................    1.36%         0.51%         0.92%
Return on Average Equity.............................   15.32%         6.00%        11.33%
Dividend Payout Ratio................................   27.93%        52.84%        30.53%
Average Shareholder's Equity to Average Total
  Assets.............................................    8.90%         8.51%         8.10%

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

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              1999                             1998                             1997
                                 ------------------------------   ------------------------------   ------------------------------
                                                       AVERAGE                          AVERAGE                          AVERAGE
                                            INTEREST   YIELD OR              INTEREST   YIELD OR              INTEREST   YIELD OR
                                 AVERAGE     EARNED      RATE     AVERAGE     EARNED      RATE     AVERAGE     EARNED      RATE
                                 BALANCE    OR PAID      PAID     BALANCE    OR PAID      PAID     BALANCE    OR PAID      PAID
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS
Interest-Earning Assets:
  Investment Securities........  $ 28,925   $ 1,596      5.52%    $ 35,834   $ 2,002      5.59%    $ 38,531   $ 2,250      5.84%
  Federal Funds Sold...........    19,229       932      4.85%      21,565     1,110      5.15%      15,550       848      5.45%
  Other Earning Assets.........        --        --      0.00%       1,189        68      5.72%       1,690       102      6.04%
  Loans........................   168,042    16,293      9.70%     140,848    14,874     10.56%     125,248    13,375     10.68%
                                 --------   -------               --------   -------               --------   -------
Total Interest-Earning
  Assets.......................   216,196    18,821      8.71%     199,436    18,054      9.05%     181,019    16,575      9.16%
Cash and Due From Banks........    21,190                           21,281                           17,670
Premises and Equipment.........     2,074                            2,348                            2,155
Other Real Estate Owned........       519                               96                              251
Accrued Interest and Other
  Assets.......................     5,625                            6,714                            8,155
Allowance for Loan Losses......    (1,882)                          (1,947)                          (1,747)
                                 --------                         --------                         --------
Total Assets...................  $243,722                         $227,928                         $207,503
                                 ========                         ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-Bearing Liabilities:
  Money Market and NOW.........  $ 65,767     1,209      1.84%    $ 66,501     1,352      2.03%    $ 64,693     1,448      2.24%
  Savings......................    18,568       367      1.98%      18,017       389      2.16%      17,979       402      2.24%
  Time Deposits under
    $100,000...................    36,943     1,694      4.59%      35,173     1,823      5.18%      29,933     1,507      5.03%
  Time Deposits of $100,000 or
    More.......................    26,973     1,329      4.93%      26,398     1,408      5.33%      23,121     1,269      5.49%
  Other........................       110         5      4.55%          --        --     n/a             --        --     n/a
                                 --------   -------               --------   -------               --------   -------
Total Interest-Bearing
  Liabilities..................   148,361     4,604      3.10%     146,089     4,972      3.40%     135,726     4,626      3.41%
Noninterest-Bearing
  Liabilities:
  Demand Deposits..............    70,774                           59,383                           52,601
  Other Liabilities............     2,896                            3,062                            2,374
  Shareholders' Equity.........    21,691                           19,394                           16,802
                                 --------                         --------                         --------
Total Liabilities and
  Shareholders' Equity.........  $243,722                         $227,928                         $207,503
                                 ========                         ========                         ========
Net Interest Income............             $14,217                          $13,082                          $11,949
                                            =======                          =======                          =======
Net Yield on Interest-Earning
  Assets.......................                          6.58%                            6.56%                            6.60%

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

    Net interest income for 1999 was $14.2 million, an increase of $1.1 million or 8.7% when compared to $13.1 million in 1998. This increase was primarily attributable to the growth in interest-earning assets, as the net yield on interest-earning assets was relatively unchanged at 6.58% in 1999 compared to 6.56% in 1998. Interest-earning assets increased $16.8 million or 8.4% to $216.2 million in 1999 compared to $199.4 million in 1998.

    During 1998, net interest income increased $1.2 million or 9.5% to $13.1 million from the 1997 amount of $11.9 million. As in 1999 the 1998 increase was primarily the result of increases in interest-earning assets which grew 10.2% from $181.0 million in 1997 to $199.4 million in 1998. The Company experienced a slight reduction of 4 basis point in its net yield on interest-earning assets, which was 6.56% in 1998 compared to 6.60% in 1997.

    Interest income for 1999 was $18.8 million compared to $18.1 million in 1998. This increase of $0.7 million was comprised of additional income of $2.2 million resulting from increased interest-earning assets reduced by $1.4 million resulting from a 34 basis point decline in the overall yield on interest-earning assets.

    Interest income in 1998 was also up $1.5 million compared to the $16.6 million reported in 1997. This increase was primarily attributable to growth in interest-earning assets as the net yield on interest-earning assets declined by 11 basis points.

    Interest expense in 1999 was $4.6 million compared to $5.0 million in 1998. This decrease was primarily attributable to declining interest rates paid on interest-bearing liabilities, which declined 30 basis points from 3.40% in 1998 to 3.10% in 1999. The positive impact on net interest income from this rate decline was partially offset by nominal increases in the average interest-bearing liabilities outstanding.

    During 1999 the Company increased it average interest-earning assets by $16.8 million while limiting its increase in average interest-bearing liabilities to $2.3 million. This apparent shortfall was funded primarily by a $11.4 million increase in average noninterest-bearing demand deposits and a $2.3 million increase in shareholders' equity. This form of funding has a positive impact of the Company's net interest income.

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

                                            YEAR ENDED DECEMBER 31, 1999              YEAR ENDED DECEMBER 31, 1998
                                                       VERSUS                                    VERSUS
                                            YEAR ENDED DECEMBER 31, 1998              YEAR ENDED DECEMBER 31, 1997
                                        ------------------------------------      ------------------------------------
                                              INCREASE (DECREASE) DUE                   INCREASE (DECREASE) DUE
                                                    TO CHANGE IN                              TO CHANGE IN
                                        ------------------------------------      ------------------------------------
                                         VOLUME         RATE         TOTAL         VOLUME         RATE         TOTAL
                                        --------      --------      --------      --------      --------      --------
INTEREST-EARNING ASSETS:
  Investment Securities...............   $ (381)      $   (25)       $ (406)       $ (153)       $ (95)        $ (248)
  Federal Funds Sold..................     (115)          (63)         (178)          312          (50)           262
  Other Earning Assets................      (34)          (34)          (68)          (29)          (5)           (34)
  Loans...............................    2,707        (1,288)        1,419         1,648         (149)         1,499
                                         ------       -------        ------        ------        -----         ------
  TOTAL INTEREST INCOME...............    2,177        (1,410)          767         1,778         (299)         1,479

INTEREST-BEARING LIABILITIES:
  Money Market and NOW................      (15)         (128)         (143)           39         (135)           (96)
  Savings.............................       12           (34)          (22)            1          (14)           (13)
  Time Deposits under $100,000........       89          (218)         (129)          271           45            316
  Time Deposits $100,000 or More......       30          (109)          (79)          176          (37)           139
  Other...............................        3             2             5            --           --             --
                                         ------       -------        ------        ------        -----         ------
  TOTAL INTEREST EXPENSE..............      119          (487)         (368)          487         (141)           346
                                         ------       -------        ------        ------        -----         ------
  NET INTEREST INCOME.................   $2,058       $  (923)       $1,135        $1,291        $(158)        $1,133
                                         ======       =======        ======        ======        =====         ======

PROVISION FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loan portfolio. During 1999, the provision for loan losses was $720,000 compared to $523,000 in 1998 and $780,000 in 1997. See "Allowance for Loan Losses" later in this discussion for additional information on the Company's methodology for determining the adequacy of the allowance, summary of historical loan losses and analysis of overall asset quality.

NONINTEREST INCOME

    Noninterest income was $2.9 million in 1999, of which approximately 90% were the traditional service charges on accounts and fees collected in commercial banking. This amount represents 1.2% of average assets for 1999. This was comparable to the $2.7 million, or 1.2% of average assets, reported in 1998.

    Noninterest income in 1998 declined slightly from the 1997 amount due primarily to a decline in real estate loan brokering fees.

NONINTEREST EXPENSE

    Noninterest expense reflects the costs of products and services related to systems, facilities and personnel for the Company. Noninterest expense was $11.9 million in 1999, $13.4 million in 1998 and $11.0 million in 1997. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                                         1999          1998          1997
                                                       --------      --------      --------
Salaries and Employee Benefits.......................    2.43%         2.90%         2.76%
Occupancy Expenses...................................    0.46%         0.52%         0.50%
Furniture and Equipment..............................    0.42%         0.31%         0.29%
Advertising and Promotion Expense....................    0.10%         0.13%         0.13%
Legal and other Professional Expense.................    0.23%         0.30%         0.32%
Data Processing......................................    0.27%         0.22%         0.21%
Office Supplies and Expenses.........................    0.25%         0.22%         0.23%
Merchant Card Program Expenses.......................    0.16%         0.21%         0.19%
Restructuring Charges and Merger-Related Costs.......      --          0.23%           --
Other................................................    0.57%         0.85%         0.68%
                                                         ----          ----          ----
                                                         4.89%         5.89%         5.31%
                                                         ====          ====          ====

    Disregarding the restructuring charges and merger-related costs incurred in 1998, noninterest expense as a percentage of average assets has declined from 5.66% in 1998 to 4.89% in 1999. The Company believes this decline is primarily related to the operating efficiencies derived from its 1998 merger with CIB as well as its continuing effort to control and reduce noninterest expense.

INCOME TAXES

    Income tax expense was $1,145,000, $678,000, and $972,000 for the years ended December 31, 1999, December 31, 1998, and December 31, 1997, respectively. These expenses resulted in an effective tax rate of 25.6% in 1999, 36.8% in 1998 and 33.8% in 1997. The significant decline in the effective rate in 1999 was due to the utilization of previously unrecognized tax credits. As of December 31, 1999, the Company had a valuation allowance of $706,000 related primarily to unused credits. The Company anticipates utilizing these credits in 2000, which will again reduce the Company's effective tax rate. The increase in effective rate in 1998 compared to 1997 was related to the nondeductible merger-related costs incurred in connection with the CIB merger. The Company's effective tax rate is favorably impacted by its investments in municipal securities. See also Note 8 to the consolidated financial statements for additional information on the Company's income taxes.

BALANCE SHEET ANALYSIS

    The Company's primarily operating goals for 1999 were the successful integration of the branches it obtained in the merger on December 31, 1998 with CIB and maximization of the operating efficiencies provided by that merger. While working to achieve these goals, the Company's primary service area, Ventura County experienced a significant growth in loan demand coupled with increased competition from other banks and financial institutions for the area deposits. The combination of these factors had the following impacts on the Company's balance sheet.

    First, the Company experienced asset growth below its historical levels. Total assets at December 31, 1999 were $246.0 million compared to $241.7 million at December 31, 1998. This represented an increase of $4.3 million or 1.8% of which $10 million was the result of the Company's decision to prepare for any potential Y2K liquidity problems by obtaining an advance from the Federal Home Loan Bank and increasing cash and due from banks. This is compared to an increase of $18.4 million or 8.3% during 1998. However, during 1999, the Company did experience significant loan growth as net loans grew by $26.7 million or 17.5% from $152.6 million at December 31, 1998 to $179.3 million at December 31, 1999. This substantial increase in loans was funded by reductions in cash, federal funds sold and investments, which had a positive impact on the Company's net interest margin.

    Similarly, the Company experienced a slight decline in total deposits, which ended 1999 at $209.9 million compared to $217.7 million at the end of 1998. This decline of $7.8 million was actually comprised of an increase of $6.3 million in noninterest-bearing demand and a decrease of $14.1 million in interest-bearing deposits.

INVESTMENT PORTFOLIO

    The following table summarizes the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted-average yields as of December 31, 1999 (dollar amounts in thousands):

                                                                        DECEMBER 31,
                                                          -----------------------------------------
                                                                       1999                  1998
                                                          ------------------------------   --------
                                                                                WEIGHTED
                                                            BOOK      MARKET    AVERAGE      BOOK
                                                           VALUE      VALUE      YIELD      VALUE
                                                          --------   --------   --------   --------
U.S. TREASURY SECURITIES:
  One to Five Years.....................................  $ 1,892    $ 1,892      4.34%    $    --

U.S. GOVERNMENT AND AGENCY SECURITIES:
  Within One Year.......................................      998        996      5.41%      2,500
  One to Five Years.....................................    3,458      3,458      5.78%      4,100
                                                          -------    -------               -------
    Total U.S. Government and Agency Securities.........    4,456      4,454      5.69%      6,600

MUNICIPAL SECURITIES:
  Within One Year.......................................      631        631      5.76%      1,466
  One to Five Years.....................................    3,107      3,106      5.48%      2,776
  Five to Ten Years.....................................    2,860      2,919      5.88%      4,206
  After Ten Years.......................................      955        975      5.69%      1,053
                                                          -------    -------               -------
    Total Municipal Securities..........................    7,553      7,631      5.69%      9,501

CORPORATE DEBT SECURITIES:
  Within One Year.......................................    2,415      2,415      5.74%      3,014
  One to Five Years.....................................    1,727      1,727      5.77%      2,437
                                                          -------    -------               -------
    Total Corporate Debt Securities.....................    4,142      4,142      5.75%      5,451
MUTUAL FUNDS............................................    2,138      2,138      5.81%      4,488

MORTGAGE BACKED SECURITIES..............................    7,183      7,167      6.30%      6,149

OTHER...................................................       --         --                   199
                                                          -------    -------               -------
                                                          $27,364    $27,424      5.78%    $32,388
                                                          =======    =======               =======

    Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 1999 and 1998, the carrying values of securities pledged to secure public deposits and other purposes were approximately $6.4 million and $2.0 million, respectively. The increase in pledged investment securities is related to the lines of credit obtained from the Federal Home Loan Bank.

LOAN PORTFOLIO

    The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
LOANS
  Commercial..............................  $ 42,242   $ 60,433   $ 45,609   $ 47,395   $ 37,957
  Real Estate--Construction...............     7,794      7,395      3,966      2,086      2,815
  Real Estate--Other......................   119,732     69,829     64,556     44,934     49,065
  Consumer................................    12,262     17,333     22,176     22,218     12,722
                                            --------   --------   --------   --------   --------
    Total Loans...........................   182,030    154,990    136,307    116,633    102,559
  Net Deferred Loan Costs.................      (705)      (399)      (314)      (300)      (262)
  Allowance for Loan Losses...............    (1,978)    (1,953)    (1,966)    (1,535)    (1,364)
                                            --------   --------   --------   --------   --------
    Net Loans.............................  $179,347   $152,638   $134,027   $114,798   $100,933
                                            ========   ========   ========   ========   ========

COMMITMENTS
  Standby Letters of Credit...............  $    968   $    814   $    921   $  1,701   $  1,451
  Undisbursed Loans and Commitments to
    Grant Loans...........................    44,584     43,768     35,004     30,133     28,712
                                            --------   --------   --------   --------   --------
    Total Commitments.....................  $ 45,552   $ 44,582   $ 35,925   $ 31,834   $ 30,163
                                            ========   ========   ========   ========   ========

    The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio at December 31, 1999:

             OVER
           3 MONTHS
           THROUGH     DUE AFTER      DUE AFTER         DUE
3 MONTHS      12      ONE YEAR TO   THREE YEARS TO     AFTER
OR LESS     MONTHS    THREE YEARS     FIVE YEARS     FIVE YEARS    TOTAL
--------   --------   -----------   --------------   ----------   --------
$109,813   $ 5,071      $20,673         $27,130        $17,549    $180,236
========   =======      =======         =======        =======

                                           Loans on Non-Accrual      1,794
                                                                  --------
                                                                  $182,030
                                                                  ========

ASSET QUALITY

    The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral that is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, the Loan Committee of the board of directors approves significant loans. The Loan Committee is comprised of directors and members of the Company's senior management.

    The Company grades all loans from "acceptable" to "loss", depending on credit quality, with "acceptable" representing loans with an acceptable degree of risk given the favorable aspects of the credit and with both primary and secondary sources of repayment. Classified loans or substandard loans are ranked below "acceptable" loans. As these loans are identified in the review process, they are added to the internal watch-list and loss allowances are established for them. Additionally, the loan portfolio is examined regularly by the FDIC and DFI. Management also utilizes on independent loan review company to asses loan portfolio quality and adequacy of the allowance for loan losses.

NONPERFORMING ASSETS

    The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    ----------------------------------------------------------------
                                                      1999          1998          1997          1996          1995
                                                    --------      --------      --------      --------      --------
Loans 90 Days Past Due and Still Accruing.........   $   10        $  784        $   81        $  525        $1,101
Nonaccrual Loans..................................    1,794         1,780         1,891           597           755
                                                     ------        ------        ------        ------        ------

Total Nonperforming Loans.........................    1,804         2,564         1,972         1,122         1,856

Other Real Estate Owned...........................      206            --           275           136         1,398
                                                     ------        ------        ------        ------        ------

Total Nonperforming Assets........................   $2,010        $2,564        $2,247        $1,258        $3,254
                                                     ======        ======        ======        ======        ======

Nonperforming Loans as a Percentage of Total
  Loans...........................................     0.99%         1.65%         1.45%         0.96%         1.82%
Allowance for Loan Loss as a Percentage of
  Nonperforming Loans.............................   109.65%        76.17%        99.70%       136.81%        73.49%
Nonperforming Assets as a Percentage of Total
  Assets..........................................     0.82%         1.06%         1.01%         0.58%         1.77%

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

    In addition to the loans reported above, at December 31, 1999, the Company had loans totaling $3.3 million which it had graded less than acceptable. As discussed in the following section, evaluation of these loans is an integral portion of the Company's methodology for establishing the adequacy of the allowance for loan losses. The Company has no foreign loans in its loan portfolio.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loans. The provision for loan losses was $720,000 in 1999 compared to $523,000 in 1998 and $780,000 in 1997.

    The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                            1999          1998          1997          1996          1995
                                          --------      --------      --------      --------      --------
OUTSTANDING LOANS
Average for the Year....................  $168,042      $140,848      $125,248      $108,368      $ 94,889
End of the Year.........................  $182,030      $154,990      $136,307      $116,633      $102,134

ALLOWANCE FOR LOAN LOSSES
Balance at Beginning of Year............  $  1,953      $  1,966      $  1,535      $  1,364      $  1,518
Actual Charge-Offs:
  Commercial............................       379           318           295         1,304           154
  Real Estate...........................        46             5            31           158           376
  Consumer..............................       475           411           308           182           132
                                          --------      --------      --------      --------      --------
Total Charge-Offs.......................       900           734           634         1,644           662
Less Recoveries:
  Commercial............................        69           132           237            29            17
  Real Estate...........................        29            27            30            11            38
  Consumer..............................       107            39            18            32            62
                                          --------      --------      --------      --------      --------
Total Recoveries........................       205           198           285            72           117
                                          --------      --------      --------      --------      --------
Net Loans Charged-Off...................       695           536           349         1,572           545
Provision for Loan Losses...............       720           523           780         1,743           391
                                          --------      --------      --------      --------      --------
Balance at End of Year..................  $  1,978      $  1,953      $  1,966      $  1,535      $  1,364
                                          ========      ========      ========      ========      ========

RATIOS
Net Loans Charged-Off to Average
  Loans.................................      0.41%         0.38%         0.28%         1.45%         0.57%
Allowance for Loan Losses to Total
  Loans.................................      1.09%         1.26%         1.44%         1.32%         1.34%
Net Loans Charged-Off to Beginning
  Allowance for Loan Losses.............     35.59%        27.26%        22.74%       115.25%        35.90%
Net Loans Charged-Off to Provision for
  Loan Losses...........................     96.53%       102.49%        44.74%        90.19%       139.39%
Allowance for Loan Losses to
  Nonperforming Loans...................    109.65%        76.17%        99.70%       136.81%        73.49%

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

    A key element of this methodology is the previously discussed credit classification process. Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, the Company considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools. Upon completion, the written analysis is present to the board of directors for discussion, review and approval.

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

    The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                                 DECEMBER 31,          DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                     1999                  1998                  1997                  1996
                              -------------------   -------------------   -------------------   -------------------
                                           LOAN                  LOAN                  LOAN                  LOAN
                               AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                              --------   --------   --------   --------   --------   --------   --------   --------
Commercial..................   $  591      23.2%     $  876      39.0%     $  740      33.4%     $  632      40.6%
Construction................       53       4.3%         14       4.8%         15       2.9%         11       1.8%
Real Estate.................      859      65.8%        621      45.0%        734      47.4%        531      38.5%
Consumer....................      312       6.7%        198      11.2%        169      16.3%        144      19.1%
Unallocated.................      163       n/a         244       n/a         308       n/a         217       n/a
                               ------     -----      ------     -----      ------     -----      ------     -----
                               $1,978     100.0%     $1,953     100.0%     $1,966     100.0%     $1,535     100.0%
                               ======     =====      ======     =====      ======     =====      ======     =====

                                 DECEMBER 31,
                                     1995
                              -------------------
                                           LOAN
                               AMOUNT    PERCENT
                              --------   --------
Commercial..................   $  562      37.1%
Construction................       10       2.8%
Real Estate.................      472      47.6%
Consumer....................      128      12.5%
Unallocated.................      192       n/a
                               ------     -----
                               $1,364     100.0%
                               ======     =====

FUNDING

    Deposits are the Company's primary source of funds. At December 31, 1999, the Company had a deposit mix of 36.4% in time and savings deposits, 30.3% in money market and NOW deposits, and 33.3% in noninterest-bearing demand deposits. The Company's net interest income is enhanced by its percentage of noninterest-bearing deposits.

    The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

                                                                      DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -------------------   -------------------   -------------------
                                             AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                             BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                             --------   --------   --------   --------   --------   --------
Money Market and NOW Accounts..............  $ 65,767     1.84%    $ 66,501     2.03%    $ 64,693      2.18%
Savings Deposits...........................    18,568     1.98%      18,017     2.16%      17,979      2.24%
TCD Less than $100,000.....................    36,943     4.59%      35,173     5.18%      29,933      5.03%
TCD $100,000 or More.......................    26,973     4.93%      26,398     5.33%      23,121      5.49%
                                             --------              --------              --------
Total Interest-Bearing Deposits............   148,251     3.10%     146,089     3.40%     135,726    100.00%
Noninterest-Bearing Demand Deposits........    70,774      n/a       59,383      n/a       52,601       n/a
                                             --------              --------              --------
Total Average Deposits.....................  $219,025     2.10%    $205,472     2.42%    $188,327      2.46%
                                             ========              ========              ========

    The scheduled maturity distribution of the Company's time deposits of $100,000 or greater, as of December 31, 1999, were as follows (dollar amounts in thousands):

                                                           OVER
                                                         3 MONTHS     DUE AFTER
                                              3 MONTHS    THROUGH    ONE YEAR TO    DUE AFTER
                                              OR LESS    12 MONTHS   THREE YEARS   THREE YEARS    TOTAL
                                              --------   ---------   -----------   -----------   --------
Time Deposits under $100....................  $10,759     $21,144       $2,360         $ 63      $34,326
Time Deposits of $100 or more...............    9,911      14,052          521           --       24,484
                                              -------     -------       ------         ----      -------
                                              $20,670     $35,196       $2,881         $ 63       58,810
                                              =======     =======       ======         ====      =======

OTHER BORROWINGS

    To supplement its liquidity, the Company has lines of credit with the Federal Home Loan Bank and its primary correspondent. Available credit on these lines totaled $16 million, of which $10 million was advanced as of December 31, 1999. See Note 7 of the consolidated financial statements for additional information, including pledged loans and securities on these lines.

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

    The table below sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1999, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which the Company classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):

                                                        AFTER       AFTER ONE
                                           WITHIN    THREE MONTHS    YEAR BUT
                                           THREE      BUT WITHIN      WITHIN       AFTER
                                           MONTHS      ONE YEAR     FIVE YEARS   FIVE YEARS    TOTAL
                                          --------   ------------   ----------   ----------   --------
INTEREST-EARNING ASSETS:
  Federal Funds Sold....................  $ 18,000     $     --      $    --       $    --    $ 18,000
  Investment Securities.................     3,697        6,077       11,703         5,887      27,364
  Gross Loans...........................   111,607        5,071       47,803        17,549     182,030
                                          --------     --------      -------       -------    --------
    Total...............................  $133,304     $ 11,148      $59,506       $23,436    $227,394
                                          ========     ========      =======       =======    ========

INTEREST-BEARING LIABILITIES:
  Money Market and NOW Deposits.........  $ 63,585     $     --      $    --       $    --    $ 63,585
  Savings...............................    17,656           --           --            --      17,656
  Time Deposits.........................    20,670       35,196        2,944            --      58,810
  Other Borrowings......................    10,000           --           --            --      10,000
                                          --------     --------      -------       -------    --------
                                          $111,911     $ 35,196      $ 2,944       $    --    $150,051
                                          ========     ========      =======       =======    ========

  Interest Rate Sensitivity Gap.........  $ 21,393     $(24,048)     $56,562       $23,436    $ 77,343
  Cumulative Interest Rate Sensitivity
    Gap.................................  $ 21,393     $ (2,655)     $53,907       $77,343

  Ratios Based on Total Assets:
      Interest Rate Sensitivity Gap.....      8.70%       (9.78%)      23.00%         9.53%      31.45%
      Cumulative Interest Rate
        Sensitivity Gap.................      8.70%       (1.08%)      21.92%        31.45%

    Liquidity refers to the Company's ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan customers and withdrawals from deposit accounts.

CAPITAL RESOURCES

    In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 1999, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 1999, have been computed in accordance with regulatory accounting policies (The Company's capital ratios are comparable to the Bank's).

                                                              MINIMUM
                                                            REQUIREMENTS     BANK
                                                            ------------   --------
Tier 1 Capital............................................       4.0%        10.9%
Total Capital.............................................       8.0%        11.8%
Leverage Ratio............................................       4.0%         9.5%

    See also note 14 to the consolidated financial statements for additional information on the Bank's capital ratios.

    On February 24, 2000, the Company approved a stock repurchase program for up to 200,000 of its outstanding shares. Repurchases will be made from time to time over the next three years in the open market and privately negotiated transactions based on then current market prices.

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

Y2K DISCLOSURES

    During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon the arrival of the Year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or generate erroneous data.

    The Company expended approximately $243,000 through the periods ended December 31, 1999 in connection with its Year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers.

    The Company could still incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market areas. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earning or cash flow.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    See note 1 to the consolidated financial statements for information on this matter.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

    Net interest margin was 6.58% in 1999 compared to 6.56% in 1998 and 6.60% in 1997.

    The following is a summary of the carrying amounts and estimated fair values of selected Company financial assets and liabilities at December 31, 1999 (amounts in thousands):

                                                          CARRYING   ESTIMATED
                                                           AMOUNT    FAIR VALUE
                                                          --------   ----------
Financial Assets:
  Securities............................................  $ 27,364    $ 27,424
  Loans, Net of Allowance for Loan Losses...............  $179,347    $177,422
Financial Liabilities:
  Deposits..............................................  $209,877    $209,929

    Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial instruments are to it than when acquired. The net difference for interest-bearing financial assets is $1.9 million. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

    The net difference for deposits is $52,000. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

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

    The following table shows the estimated impact to net interest income for an instantaneous shift in various interest rates as of December 31, 1999 (the dollar change in net interest income represents the estimated change for the next 12 months):

                                                               CHANGE IN NET
CHANGE IN INTEREST RATES                                      INTEREST INCOME
------------------------                                      ---------------
+200 basis points...........................................       745,000
+100 basis points...........................................       373,000
+50 basis points............................................       186,000
-50 basis points............................................      (389,000)
-100 basis points...........................................      (576,000)
-200 basis points...........................................      (991,000)

    The Company has adequate capital to absorb any potential losses as a result of a decrease in interest rates. Periods of more than one year are not estimated because steps can be taken to mitigate the adverse effects of any interest rate changes.

    BASIS RISK. A third interest-related risk arises from the fact that interest rates rarely change in a parallel or equal manner. The interest rates associated with the various assets and liabilities differ in how often they change, the extent to which they change, and whether they change sooner or later than other interest rates. For example, while the repricing of a specific asset and a specific liability may fall in the same period of a gap report the interest rate on the asset my rise 100 basis points, while market conditions dictate that the liability increases only 50 basis points. While evenly matched in the gap report, the Company would experience an increase in net interest income. This exposure to "basis risk" is the type of interest risk least able to be managed, but is also the least dramatic. Avoiding concentration in only a few types of assets or liabilities is the best insurance that the average interest received and paid will move in tandem, because the wider diversification means that many different rates, each with their own volatility characteristics, will come into play. The Company has made an effort to minimize concentrations in certain types of assets and liabilities.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors of Americorp

    We have audited the accompanying consolidated balance sheets of Americorp and subsidiary (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed in
Note 17. The financial statements of the Company as of December 31, 1997, which are not presented separately, herein, were audited by other auditors whose report dated January 23, 1998 on those statements expressed and unqualified opinion.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americorp and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
January 20, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors of Americorp:

    We have audited the consolidated balance sheet of Americorp and subsidiary (the "Company") as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements, which are not presented herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americorp and subsidiary at December 31, 1997 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ FANNING & KARRH
January 23, 1998, except for Note 6
as to which the date is May 7, 1998
and for Note 17 as to which the date
is August 27, 1998

Ventura, California

                            AMERICORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1999       1998
                                                              --------   --------
ASSETS:
Cash and due from banks.....................................  $ 12,839   $ 20,511
Federal funds sold..........................................    18,000     27,700
                                                              --------   --------
    Total Cash and Cash Equivalents.........................    30,839     48,211
Time deposits in other institutions.........................     --           595
Securities..................................................    27,364     32,388
Federal Home Loan Bank stock, at cost.......................       750      --
Loans, net..................................................   179,347    152,638
Accrued interest receivable.................................     1,284      1,321
Premises and equipment, net.................................     1,667      2,202
Other real estate owned.....................................       206      --
Cash surrender value of life insurance......................     2,758      2,492
Other assets................................................     1,751      1,878
                                                              --------   --------
    TOTAL ASSETS............................................  $245,966   $241,725
                                                              ========   ========
LIABILITIES:
Noninterest-bearing demand..................................  $ 69,826   $ 63,482
NOW and money market accounts...............................    63,585     69,367
Savings.....................................................    17,656     18,000
Time deposits, under $100,000...............................    34,326     37,632
Time deposits, $100,000 and over............................    24,484     29,240
                                                              --------   --------
    Total Deposits..........................................   209,877    217,721
Borrowings..................................................    10,000      --
Accrued interest payable....................................       354        559
Other liabilities...........................................     2,671      3,049
                                                              --------   --------
    TOTAL LIABILITIES.......................................   222,902    221,329
                                                              --------   --------

Commitments and Contingencies--Notes 4 and 15

STOCKHOLDERS' EQUITY:
Common stock--$0.50 par value; 5,000,000 shares authorized;
  2,104,171 and 2,051,994 issued and outstanding in 1999 and
  1998, respectively........................................     1,052      1,026
Surplus.....................................................     9,558      8,771
Retained earnings...........................................    12,567     10,453
Accumulated other comprehensive income......................      (113)       146
                                                              --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................    23,064     20,396
                                                              --------   --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $245,966   $241,725
                                                              ========   ========

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       1998       1997
                                                              --------   --------   --------
INTEREST INCOME:
  Interest and fees on loans................................  $16,293    $14,874    $13,375
  Interest on investment securities--taxable................    1,135      1,441      1,614
  Interest on investment securities--tax exempt.............      461        561        636
  Other interest............................................      932      1,178        950
                                                              -------    -------    -------
    Total Interest Income...................................   18,821     18,054     16,575
INTEREST EXPENSE ON DEPOSITS................................    4,604      4,972      4,626
                                                              -------    -------    -------
        NET INTEREST INCOME.................................   14,217     13,082     11,949

PROVISION FOR LOANS AND LEASE LOSSES........................      720        523        780
                                                              -------    -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................   13,497     12,559     11,169
NONINTEREST INCOME:
  Service charges on deposit accounts.......................    1,531      1,326      1,192
  Other service charges and fees............................    1,083        926        748
  Gain (loss) on sale of investment securities..............      (15)        16         54
  Other income..............................................      299        440        725
                                                              -------    -------    -------
                                                                2,898      2,708      2,719
NONINTEREST EXPENSE:
  Salaries and employee benefits............................    5,932      6,613      5,737
  Net occupancy expense.....................................    1,131      1,190      1,029
  Furniture and equipment expense...........................    1,034        717        599
  Advertising and promotion expense.........................      242        312        267
  Legal and other professional expense......................      572        686        663
  Data processing expense...................................      661        507        443
  Office supplies and expenses..............................      605        509        468
  Merchant card program expenses............................      392        478        392
  Restructuring charges and merger-related costs............    --           518      --
  Other operating expense...................................    1,359      1,895      1,415
                                                              -------    -------    -------
                                                               11,928     13,425     11,013
                                                              -------    -------    -------
    INCOME BEFORE INCOME TAXES..............................    4,467      1,842      2,875
INCOME TAXES................................................    1,145        678        972
                                                              -------    -------    -------
        NET INCOME..........................................  $ 3,322    $ 1,164    $ 1,903
                                                              =======    =======    =======
EARNINGS PER SHARE--BASIC...................................  $  1.60    $  0.59    $  1.04
                                                              =======    =======    =======
EARNINGS PER SHARE--DILUTED.................................  $  1.49    $  0.55    $  0.93
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                    COMMON STOCK                                              ACCUMULATED
                                --------------------                                             OTHER
                                NUMBER OF                         COMPREHENSIVE   RETAINED   COMPREHENSIVE
                                 SHARES      AMOUNT    SURPLUS       INCOME       EARNINGS      INCOME
                                ---------   --------   --------   -------------   --------   -------------
BALANCE AT JANUARY 1, 1997....  1,811,156    $  906     $6,451                    $ 8,712        $   1
Issuance of stock.............     61,162        30        502
Retirement of Stock...........     (3,824)       (2)        (7)                       (49)
Dividends.....................                                                       (581)

     COMPREHENSIVE INCOME
Net Income....................                                        $1,903        1,903
Unrealized gain on securities
  available for sale, net of
  taxes of $6.................                                             9                         9
Reclassification adjustment
  for gain on sale of
  investment securities
  included in net income, net
  of taxes of $22.............                                            32                        32
                                                                      ------
    TOTAL COMPREHENSIVE
      INCOME..................                                        $1,944
                                ---------    ------     ------        ======      -------        -----
BALANCE AT DECEMBER 31,
  1997........................  1,868,494       934      6,946                      9,985           42
Issuance of stock.............    188,946        95      1,837
Retirement of Stock...........     (5,446)       (3)       (12)                       (79)
Dividends.....................                                                       (615)
Cash paid for fractional
  shares......................                                                         (2)

     COMPREHENSIVE INCOME
Net Income....................                                        $1,164        1,164
Unrealized gain on securities
  available for sale, net of
  taxes of $67................                                            95                        95
Reclassification adjustment
  for gain on sale of
  investment securities
  included in net income, net
  of taxes of $7..............                                             9                         9
                                                                      ------
        TOTAL COMPREHENSIVE
          INCOME..............                                        $1,268
                                ---------    ------     ------        ======      -------        -----
BALANCE AT DECEMBER 31,
  1998........................  2,051,994     1,026      8,771                     10,453          146
Issuance of stock.............     70,970        35        870
Retirement of Stock...........    (18,793)       (9)       (83)                      (280)
Dividends.....................                                                       (928)

     COMPREHENSIVE INCOME
Net Income....................                                        $3,322        3,322
Unrealized loss on securities
  available for sale, net of
  taxes of $147...............                                          (250)                     (250)
Reclassification adjustment
  for loss on sale of
  investment securities
  included in net income, net
  of taxes of $6..............                                            (9)                       (9)
                                                                      ------
    TOTAL COMPREHENSIVE
      INCOME..................                                        $3,072
                                ---------    ------     ------        ======      -------        -----
BALANCE AT DECEMBER 31,
  1999........................  2,104,171    $1,052     $9,558                    $12,567        $(113)
                                =========    ======     ======                    =======        =====

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $  3,322   $  1,164   $  1,903
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan and lease losses.....................       720        523        780
    Depreciation and Amortization...........................       860        644        484
    Benefit for deferred income taxes.......................      (246)      (130)      (226)
    Net (gain) loss on investment securities................        15        (16)       (54)
    Net change in other assets and liabilities..............       191       (246)       487
                                                              --------   --------   --------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........     4,862      1,939      3,374
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in time deposits in other institutions.........       595        896      --
  Purchases of securities held-to-maturity..................    (1,003)     --        (2,039)
  Purchases of securities available-for-sale................    (7,821)   (21,606)   (17,051)
  Proceeds from maturities and calls of securities
    held-to-maturity........................................     2,131      4,076      4,018
  Proceeds from maturities, calls and sales of securities
    available-for-sale......................................    10,802     24,474     15,211
  Purchase of Federal Home Loan Bank stock..................      (750)     --         --
  Net increase in loans.....................................   (28,750)   (19,134)   (20,420)
  Purchases of premises and equipment.......................      (349)      (445)      (870)
  Proceed from the sale of other real estate owned..........     1,150        344        369
  Distribution from partnership.............................     --         2,549        400
                                                              --------   --------   --------
        NET CASH USED BY INVESTING ACTIVITIES...............   (23,995)    (8,846)   (20,382)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in deposits.......................    (7,844)    15,926     18,748
  Increase in borrowings....................................    10,000      --         --
  Proceeds from exercise of stock options...................       533      1,838        475
  Dividends and fractional shares...........................      (928)      (617)      (581)
                                                              --------   --------   --------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........     1,761     17,147     18,642
                                                              --------   --------   --------
    INCREASE IN CASH AND CASH EQUIVALENTS...................   (17,372)    10,240      1,634
Cash and Cash Equivalents at Beginning of Year..............    48,211     37,971     36,337
                                                              --------   --------   --------
    CASH AND CASH EQUIVALENTS AT END OF YEAR................  $ 30,839   $ 48,211   $ 37,971
                                                              ========   ========   ========
Supplemental Disclosures of Cash Flow Information
  Interest Paid.............................................  $  4,812   $  4,893   $  4,720
  Income Taxes Paid.........................................  $    977   $    874   $    296
Supplemental Disclosures of Noncash Activities:
  Other real estate owned acquired in settlement of loans...  $  1,321   $  --      $    644
  Sales of other real estate owned financed by loans........  $  --      $  --      $     80
  Value of outstanding shares exchanged in exercise of stock
    options.................................................  $    358   $     94   $     57
  Total change in unrealized gain/loss on securities
    available-for-sale......................................  $   (397)  $    161   $     15

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

    The Bank has been organized as a single operating segment and operates three branches in Ventura, two branches in Oxnard and one branch in Camarillo, California. The Bank's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.

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

    CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one day periods.

    CASH AND DUE FROM BANKS--Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the federal reserve bank. The Bank complied with the reserve requirements as of December 31, 1999.

    The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SECURITIES--The Company classifies its investment securities into two categories as follows:

    Securities Held-to-Maturity--Securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, increased by the accretion of discounts and decreased by the amortization of premiums. The discount is accreted and premium is amortized over the period to maturity of the related security.

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

    Loan origination fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

    Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. For impairment recognized in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for loan losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for loan losses that otherwise would be reported.

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

    Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

    PREMISES AND EQUIPMENT--Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is generally charged to income over the estimated useful lives of the assets by use of the straight-line method. Leasehold improvements are amortized over the terms of the leases or the estimated useful lives of improvements, whichever is shorter.

    Estimated useful lives are as follows:

Furniture, fixtures and equipment...........................  3 to 10 years
Leasehold improvements......................................  5 to 15 years

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

    COMPREHENSIVE INCOME--Beginning in 1998, the Company adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Bank.

    FINANCIAL INSTRUMENTS--In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 15. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

    EARNINGS PER SHARE--Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common and equivalent shares outstanding. The average number of common shares outstanding and common equivalent shares outstanding for 1999 were 2,082,672 and 2,228,136, respectively. The average number of common shares outstanding and common equivalent shares outstanding for 1998 were 1,975,800 and 2,133,600, respectively. The average number of common shares outstanding and common equivalent shares outstanding for 1997 were 1,826,600 and 2,059,000, respectively. Common equivalent shares consist of the dilutive effect of stock options using the treasury stock method.

    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

    Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying Notes.

    STOCK-BASED COMPENSATION--SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note 10.

    CURRENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS
No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133". This Statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Bank's financial statements.

    RECLASSIFICATIONS--Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. SECURITIES

    Debt securities have been classified according to management's intent. The amortized cost of securities and their approximate fair values at December 31, 1999 and 1998 follows.

                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
SECURITIES HELD-TO-MATURITY:
  DECEMBER 31, 1999:
    U.S. Agency securities...........................   $   997       $ --         $  (2)     $   995
    State, county and municipal securities...........     4,281         87            (9)       4,359
    Mortgage-backed securities.......................     1,104         --           (16)       1,088
                                                        -------       ----         -----      -------
                                                        $ 6,382       $ 87         $ (27)     $ 6,442
                                                        =======       ====         =====      =======
  DECEMBER 31, 1998:
    U.S. Agency securities...........................   $ 1,996       $ 10         $  --      $ 2,006
    State, county and municipal securities...........     4,830        228            --        5,058
    Mortgage-backed securities.......................     1,696          2            --        1,698
                                                        -------       ----         -----      -------
                                                        $ 8,522       $240         $  --      $ 8,762
                                                        =======       ====         =====      =======
SECURITIES AVAILABLE-FOR-SALE:
  DECEMBER 31, 1999:
    U.S. Treasury securities.........................   $ 1,973       $ --         $ (81)     $ 1,892
    U.S. Agency securities...........................     3,508         --           (49)       3,459
    State, county and municipal securities...........     3,194         78            --        3,272
    Corporate bonds..................................     4,213         --           (71)       4,142
    Mortgage-backed securities.......................     6,121         --           (42)       6,079
    Mutual funds.....................................     2,138         --            --        2,138
                                                        -------       ----         -----      -------
                                                        $21,147       $ 78         $(243)     $20,982
                                                        =======       ====         =====      =======
  DECEMBER 31, 1998:
    U.S. Agency securities...........................   $ 4,621       $  9         $ (26)     $ 4,604
    State, county and municipal securities...........     4,471        200            --        4,671
    Corporate bonds..................................     5,428         23            --        5,451
    Mortgage-backed securities.......................     4,425         38           (10)       4,453
    Mutual funds.....................................     4,508         --           (20)       4,488
    Other............................................       199         --            --          199
                                                        -------       ----         -----      -------
                                                        $23,652       $270         $ (56)     $23,866
                                                        =======       ====         =====      =======

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. SECURITIES (CONTINUED)
    The scheduled maturities of securities held-to-maturity and available-for-sale at December 31, 1999 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                                        ---------------------   ---------------------
                                                                    ESTIMATED               ESTIMATED
                                                        AMORTIZED    MARKET     AMORTIZED    MARKET
                                                          COST        VALUE       COST        VALUE
                                                        ---------   ---------   ---------   ---------
Due in one year or less...............................   $  500      $  498      $ 3,544     $ 3,543
Due after one year through five years.................    1,933       1,931        8,414       8,252
Due after five years through ten years................    2,341       2,410          828         868
Due after ten years...................................      504         515          102         102
Mortgage-backed securities............................    1,104       1,088        6,121       6,079
Mutual funds..........................................       --          --        2,138       2,138
                                                         ------      ------      -------     -------
                                                         $6,382      $6,442      $21,147     $20,982
                                                         ======      ======      =======     =======

    Proceeds from sales and calls of securities available-for-sale during 1999, 1998 and 1997 were $2,291, $20,284 and $2,752, respectively. Gross losses of $15 were realized on those sales in 1999. Gross gains of $76 and gross losses of $60 were realized on those sales and calls during 1998. Gross gains of $54 were realized on those sales and calls in 1997.

    Securities carried at approximately $6,381 and $2,032 at December 31, 1999 and 1998, respectively, were pledged to secure public funds on deposit, as required by law.

    Included in accumulated other comprehensive income at December 31, 1999 and 1998 are unrealized gains (losses) on securities available for sale of $(165) and $247, net of taxes of $52 and $101, respectively.

3. LOANS

    Loans consisted of the following at December 31:

                                                            1999       1998
                                                          --------   --------
Commercial..............................................  $ 42,242   $ 60,433
Real estate--construction...............................     7,794      7,395
Real estate--other......................................   119,732     69,829
Consumer................................................    12,262     17,333
                                                          --------   --------
  Total loans...........................................   182,030    154,990
Less allowance for loan losses..........................    (1,978)    (1,953)
Less deferred loan fees.................................      (705)      (399)
                                                          --------   --------
  Loans, net............................................  $179,347   $152,638
                                                          ========   ========

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

3. LOANS (CONTINUED)
    Transactions in the allowance for loan losses are summarized as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
Balance, beginning of year..........................   $1,953     $1,966     $1,535
Provision for losses charges to expense.............      720        523        780
Loans charged off...................................     (900)      (734)      (634)
Recoveries on loans previously charged off..........      205        198        285
                                                       ------     ------     ------
Balance, end of year................................   $1,978     $1,953     $1,966
                                                       ======     ======     ======

    At December 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired was $1,797 and $1,780, respectively, all of which, were on a nonaccrual basis and for which the related allowance for loan losses is approximately $184 and $368, respectively. The average recorded investment in impaired loans during the year ended December 31, 1999, 1998 and 1997 was approximately $1,556, $1,982 and $1,314, respectively. No interest income was recognized on these loans. If these loans had been current throughout their terms, interest income would have increased approximately $165, $209 and $140 for 1999, 1998 and 1997, respectively.

    In the ordinary course of business, the Company has granted loans to certain executive officers, directors and companies with which they are associated. Loans made to such related parties amounted to $1,255 in 1999 and $2,003 in 1998. Balances outstanding at December 31, 1999 and 1998 were $1,320 and $2,922, respectively.

4. PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Furniture, fixtures, and equipment..........................   $3,126     $4,096
Leasehold improvements......................................    1,304      1,268
                                                               ------     ------
                                                                4,430      5,364
Less accumulated depreciation and amortization..............   (2,763)    (3,162)
                                                               ------     ------

Premises and equipment, net.................................   $1,667     $2,202
                                                               ======     ======

    During 1999, the Bank wrote off $1,235 in assets that had been fully depreciated in prior years.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

4. PREMISES AND EQUIPMENT (CONTINUED)
    At December 31, 1999, the Company was obligated under operating leases requiring annual rentals as follows:

2000................................................   $  861
2001................................................      675
2002................................................      542
2003................................................      263
2004................................................      224
Thereafter..........................................    1,039
                                                       ------
Total...............................................   $3,604
                                                       ======

    Rental expense was $864 in 1999, $892 in 1998, and $705 in 1997.

5. OTHER REAL ESTATE OWNED

    Other real estate owned consisted of the following at December 31:

                                                                1999       1998
                                                              --------   --------
Foreclosed assets held for sale.............................    $206       $ --
Valuation allowance.........................................      --         --
                                                                ----       ----
Other real estate owned, net................................    $206       $ --
                                                                ====       ====

6. INVESTMENT IN PARTNERSHIPS

    During 1998, the Bank received $2,549 in full settlement of its investment in Ventura Affordable Homes, Ltd. The following paragraphs summarize the history and resolution of that investment.

    The Company had a 50% limited partner interest in Ventura Affordable
Homes, Ltd. Affordable Communities, Inc., an unrelated entity, was the general partner. The partnership was formed for the purpose of constructing a low-to-moderate income housing development located in Ventura. The investment was accounted for on the equity method. In 1992, the Company sold a parcel of land to the partnership at its cost of $1,200. In exchange, the Company received a second trust deed for $1,200. During 1994, the Company contributed the trust deed and an additional $500 to the partnership. $258 was contributed to the partnership in 1995.

    In January of 1997, a dispute arose between the Bank as limited partner and Affordable Communities, Inc., the general partner, over the amount of management fees claimed to be owed to the general partner by the partnership. In
February 1997, the Bank initiated a lawsuit against the general partner because of this dispute. The Bank and the general partner negotiated a complete settlement of the dispute and a request for dismissal was filed with the court. In connection with the settlement agreement, the partnership was dissolved in 1998 and the Bank received a $2,549 distribution in full satisfaction of its 50% interest in the partnership.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

7. BORROWINGS

    During 1999, in anticipation of potential Y2K related liquidity issues, the Company obtained two lines of credit with the Federal Home Loan Bank. Approximately $24,000 in loans and approximately $4,000 in investments held by the Company secured these lines. On December 28, 1999, the Bank obtained two advances against these lines, both due on January 18, 2000. One advance was for $6,000, including interest at 6.09% and the other advance was for $4,000, including interest at 5.98%. Both advances were repaid at maturity.

    At December 31, 1999, the Company also had an unused line of credit with one bank. The line totals $5,000, has variable interest rates based on the lending bank's daily Federal funds rates, and is due on demand. The line of credit is unsecured.

8. INCOME TAXES

    The current and deferred amounts of the provision for income taxes are as follows:

                                                         1999       1998       1997
                                                       --------   --------   --------
Current:
  Federal............................................   $  900     $ 508      $  818
  State..............................................      511       300         380
                                                        ------     -----      ------
                                                         1,411       808       1,198
Deferred.............................................     (266)     (130)       (226)
                                                        ------     -----      ------
Provision for income taxes...........................   $1,145     $ 678      $  972
                                                        ======     =====      ======

    The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34%:

                                                             1999       1998       1997
                                                           --------   --------   --------
Tax provision at federal statutory rate..................     34.0%     34.0%      34.0%
State franchise tax, net of federal income tax benefit...      7.0       7.6        7.1
Municipal interest.......................................     (3.3)     (9.6)      (6.8)
Benefit of deferred deductions, alternative minimum tax
  credits and changes in valuation allowance, net........    (11.6)       --         --
Nondeductible merger related expenses....................       --       6.9         --
Other....................................................     (0.6)     (2.1)      (0.5)
                                                            ------      ----       ----
Tax provision............................................     25.6%     36.8%      33.8%
                                                            ======      ====       ====

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

8. INCOME TAXES (CONTINUED)
    The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                      1999       1998       1997
                                                    --------   --------   --------
Deferred tax assets:
  Allowance for loan losses.......................   $  445    $   356    $   418
  Deferred compensation and retirement benefits...      717        850        742
  AMT credit carryover............................      392        904        893
  Unrealized loss on securities available for
    sale..........................................       52         --         --
  Depreciation....................................       41         --         --
  Other assets....................................      334        135        200
                                                     ------    -------    -------
                                                      1,981      2,245      2,253
Deferred tax liabilities:
  Unrealized gain on securities available for
    sale..........................................       --        (68)       (42)
  Depreciation....................................       --        (60)       (45)
  Other liabilities...............................      (19)       (47)      (133)
                                                     ------    -------    -------
                                                        (19)      (175)      (220)
Valuation allowance...............................     (706)    (1,218)    (1,211)
                                                     ------    -------    -------
Net deferred tax assets...........................   $1,256    $   852    $   822
                                                     ======    =======    =======

9. PROFIT SHARING AND DEFERRED COMPENSATION PLANS

    PROFIT SHARING--The Company has a combination profit sharing and salary deferral 401(k) plan for the benefit of its employees. Under the plan, eligible employees may defer a portion of their salaries. The Company may, at its option, make matching contributions to the employee salary deferrals or profit sharing contributions. For 1999, 1998 and 1997, the Company's salary deferral matching contribution amounted to $79, $73, and $42, respectively. No profit sharing contributions were made in 1999, 1998 or 1997.

    DEFERRED COMPENSATION, DIRECTORS AND CHIEF EXECUTIVE OFFICERS--In May 1997, the Company approved the Directors' Retirement Plan and the Chief Executive Officer's Retirement Plan which restated and amended preexisting retirement plans. The original plans provided for payments upon retirement, death or disability for the benefit of directors and the chief executive officer (now a director) of the Company. The preexisting and the restated Plans are nonqualified and nonfunded plans. The preexisting Plans had been amended several times and as of January 1, 1997 provided for six years of retirement benefits upon retirement. Under the restated Plans, each participant upon normal retirement, death, or disability will receive a monthly retirement benefit for 120 months in an amount stipulated in the agreement. During 1998, the Company again amended the Plans to provide for significant reductions in the retirement benefits, eliminated participation by any existing Director with less than five years of service and closed the Plans for participation by any new Directors.

    DEFERRED COMPENSATION, SENIOR OFFICERS--The Company has a nonqualified, nonfunded income continuation plan providing for payments upon retirement, death or disability of certain employees. Under the Plan, certain employees will receive retirement payments equal to a portion of the last three years' average

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

9. PROFIT SHARING AND DEFERRED COMPENSATION PLANS (CONTINUED) compensation. The payments are to be made monthly for a period of ten years. The Plan also provides for reduced benefits upon early retirement, disability or termination of employment.

    As of December 31, 1999 and 1998, the projected benefit obligation and the net benefit liability of these Plans are $1,544 and $1,866, respectively, and are included in other liabilities in the accompanying consolidated financial statements. Compensation expense relating to these Plans was $156, $386, and $267 in 1999, 1998 and 1997, respectively.

    In anticipation of the future obligation of the deferred compensation plans, the Company has invested in life insurance policies, which are carried at cash surrender value. The Company's intention is to partially fund these plans from the proceeds and investment earnings of these insurance policies.

10. STOCK OPTION PLANS

    The Company has a stock option plan (the "1998 Plan") that provides for the granting of options to directors and officers to purchase stock at its market value on the date the options are granted. There are 220,000 shares of Americorp Stock reserved for issuance upon exercise of options granted under the 1998 Plan. Options granted under the 1998 Plan may not extend more than ten years from the date of grant.

    The 1998 Plan superceded all prior stock option plans of the Company but did not effect any of the stock options granted under such plans that remain outstanding. Outstanding options from plans other than the 1998 plan totaled 57,700 at December 31, 1999.

    In accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years:

                                                              1999       1998       1997
                                                            --------   --------   --------
Dividend yields...........................................    2.30%      2.50%      3.16%
Risk-free interest rates..................................    5.87%      5.37%      5.72%
Expected option life--in years............................    3.83       3.63       3.91
Expected volatility.......................................    8.88%      6.20%      4.29%

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

10. STOCK OPTION PLANS (CONTINUED)
    A summary of the status of the Company's stock option plan and the changes in the shares outstanding for the three years ended December 31, 1999 is as follows:

                                                                          WEIGHTED AVERAGE
                                                                         -------------------
                                                                         EXERCISE     FAIR
                                                               SHARES     PRICE      VALUE
                                                              --------   --------   --------
Options outstanding January 1, 1997.........................   345,056    $ 9.37
Granted.....................................................    38,800     14.31     $1.28
                                                                                     =====
Exercised...................................................   (61,162)     7.51
Canceled....................................................   (13,056)    12.09
                                                              --------
Options outstanding December 31, 1997.......................   309,638     10.01
Granted.....................................................   114,466     14.38     $1.49
                                                                                     =====
Exercised...................................................  (188,946)     8.45
Canceled....................................................   (18,234)    12.39
                                                              --------
Options outstanding December 31, 1998.......................   216,924     13.81
Granted.....................................................   127,040     19.33     $2.61
                                                                                     =====
Exercised...................................................   (70,970)    12.75
Canceled....................................................   (31,332)    15.22
                                                              --------
Options outstanding December 31, 1999.......................   241,662     16.83
                                                              ========

    The above table also includes activity in the stock option plans of Channel Islands Bank prior to the merger on December 31, 1998.

    The following table summarizes information about stock options outstanding at December 31, 1999:

       RANGE OF           NUMBER OUTSTANDING   WEIGHTED AVERAGE   NUMBER EXERCISABLE
    EXERCISE PRICES          AT 12/31/99        REMAINING LIFE       AT 12/31/99
-----------------------   ------------------   ----------------   ------------------
   $12.00 to $14.00             50,442            7.84 years            19,866
   $14.00 to $17.00             64,180            3.53 years            32,320
   $19.00 to $20.00            127,040            4.76 years            25,408
                               -------                                  ------
                               241,662            5.08 years            77,594
                               =======                                  ======

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

10. STOCK OPTION PLANS (CONTINUED)
    As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1999       1998       1997
                                                      --------   --------   --------
Net Income:
  As Reported.......................................   $3,322     $1,164     $1,903
  Pro Forma.........................................   $3,239     $1,141     $1,866
Basic Earnings per Share:
  As Reported.......................................   $ 1.60     $ 0.59     $ 1.04
  Pro Forma.........................................   $ 1.55     $ 0.58     $ 1.02
Diluted Earnings per Share:
  As Reported.......................................   $ 1.49     $ 0.55     $ 0.93
  Pro Forma.........................................   $ 1.45     $ 0.53     $ 0.91

11. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

    Most of the Company's business activity is with customers throughout its primary market area of Ventura County, California. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company's market area and, as a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries.

    Investments in state and municipal securities involve governmental entities within the State of California. The Bank maintains amounts on deposit with correspondent banks that exceed federally insured limits. The Bank has not experienced any losses in connection with such accounts.

12. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS

    The Company provides health and life insurance benefits to retired employees and directors. Employees may become eligible for benefits if they retire after attaining specified age and service requirements while they worked for the Company. Directors may become eligible after five years regardless of their age at retirement.

    The Company implemented the provisions of SFAS No. 106, "EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS" effective
January 1, 1996. These benefits are now accrued over the period the employee provides services to the Company. Prior to the change, costs were charged to expense as incurred. The Company elected the delayed recognition treatment of the adoption of SFAS 106. Under this method, the transition obligation will be amortized on a straight line basis over the remaining service period of active plan participants. The Company's current policy is to fund the cost of postretirement health care and life insurance plans on a pay-as-you-go basis.

                            AMERICORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (DOLLAR AMOUNTS IN THOUSANDS)

12. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS (CONTINUED)

    The net periodic cost for postretirement health care and life insurance benefits includes the following:

                                                                1999       1998
                                                              --------   --------
Service cost................................................    $45        $21
Interest cost...............................................     15         13
Amortization of unrecognized transition obligation..........      8          8
                                                                ---        ---
Total.......................................................    $68        $42
                                                                ===        ===

Summary information on the Company's plans is as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1999           1998
                                                      ------------   ------------
Accumulated postretirement benefit obligation:
  Retirees..........................................      $  --          $   2
  Fully eligible, active employees..................         63             71
  Other active plan participants....................        180            137
                                                          -----          -----
  Total.............................................        243            210
Fair value of plan assets...........................         --             --
                                                          -----          -----
Unfunded accrued postretirement benefits
  obligation........................................        243            210
Unrecognized net gain...............................         47             19
Unrecognized net transition obligation..............       (137)          (145)
                                                          -----          -----
Accrued postretirement benefit cost.................      $ 153          $  84
                                                          =====          =====

    The assumed discount rate and the assumed rate of increase in compensation levels are 7.25%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.5% declining to 4.75% in 6 years. If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit cost, as of December 31, 1999, would be increased by approximately $30.

13. STOCK SPLIT

    On March 18, 1999, the Board of Directors of the Company declared a two-for-one stock split of its outstanding shares of common stock. All per share data has been retroactively adjusted to reflect this split.

14. REGULATORY MATTERS

    The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

14. REGULATORY MATTERS (CONTINUED)
capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (the Company's capital ratios are comparable to the Bank's):

                                                                               AMOUNT OF CAPITAL REQUIRED
                                                                      --------------------------------------------
                                                                       TO BE ADEQUATELY            TO BE WELL
                                                   ACTUAL                 CAPITALIZED              CAPITALIZED
                                             -------------------      -------------------      -------------------
                                              AMOUNT     RATIO         AMOUNT     RATIO         AMOUNT     RATIO
                                             --------   --------      --------   --------      --------   --------
AS OF DECEMBER 31, 1999:
  Tier 1 Capital (to Average Assets).......  $23,093       9.5%       $ 9,705       4.0%       $12,131       5.0%
  Tier 1 Capital (to Risk-Weighted
    Assets)................................  $23,093      10.9%       $ 8,480       4.0%       $12,720       6.0%
  Total Capital (to Risk-Weighted
    Assets)................................  $25,071      11.8%       $16,960       8.0%       $21,200      10.0%

AS OF DECEMBER 31, 1998:
  Tier 1 Capital (to Average Assets).......  $20,231       8.4%       $ 9,600       4.0%       $12,000       5.0%
  Tier 1 Capital (to Risk-Weighted
    Assets)................................  $20,231      10.6%       $ 7,700       4.0%       $11,500       6.0%
  Total Capital (to Risk-Weighted
    Assets)................................  $22,164      11.6%       $15,300       8.0%       $19,200      10.0%

15. COMMITMENTS AND CONTINGENCIES

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 1999, the Company had commitments to extend credit of $44,584 and obligations under standby letters of credit of $968.

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

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

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

    The Company is involved in various litigation that has arisen in the ordinary course of its business. In the opinion of management and legal counsel, the disposition of such pending litigation will not have a material effect on the Company's financial statements.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    FEDERAL HOME LOAN BANK STOCK--The fair value of Federal Home Loan Bank stock is based on its redemption value.

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

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

16. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE--The carrying amounts reported in the balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.

    CASH SURRENDER VALUE OF LIFE INSURANCE--The fair value of life insurance policies are based on their surrender value.

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

    BORROWINGS--Due to the short-term nature of other borrowings, book value is determined to approximate fair value.

    The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities at December 31, 1999 and 1998:

                                                                 1999                    1998
                                                         ---------------------   ---------------------
                                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                         --------   ----------   --------   ----------
Financial Assets:
  Cash and due from banks..............................  $12,839     $12,839     $21,106     $21,106
  Federal funds sold...................................   18,000      18,000      27,700      27,700
  Securities...........................................   27,364      27,424      32,388      32,628
  Federal Home Loan Bank stock.........................      750         750          --          --
  Loans, net of allowance for loan losses..............  179,347     177,422     152,638     153,772
  Accrued interest receivable..........................    1,284       1,284       1,321       1,321
  Cash surrender value of life insurance...............    2,758       2,758       2,492       2,492
Financial Liabilities:
  Deposits.............................................  209,877     209,929     217,721     217,988
  Borrowings...........................................   10,000      10,000          --          --
  Accrued interest payable.............................      354         354         559         559

    At December 31, 1999 and 1998, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value (see Note 15).

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

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

17. MERGER WITH CHANNEL ISLANDS BANK (CONTINUED)
    The following table summarizes the separate revenue and net income of the Company and Channel Islands Bank that have been reported in the restated financial statements included herein:

                                                     1999       1998       1997
                                                   --------   --------   --------
Interest and Noninterest Income:
  The Company....................................  $21,719    $12,366    $11,319
  Channel Islands Bank...........................       --      8,396      7,975
                                                   -------    -------    -------
                                                   $21,719    $20,762    $19,294
                                                   =======    =======    =======

Net Income:
  The Company....................................  $ 3,322    $   507    $ 1,103
  Channel Islands Bank...........................       --        657        800
                                                   -------    -------    -------
                                                   $ 3,322    $ 1,164    $ 1,903
                                                   =======    =======    =======

    In connection with this merger, the Company identified one-time restructuring charges and incurred merger-related costs of $518 ($434 after tax). These restructuring charges and merger-related costs included employee benefits and severance payments, professional fees associated with the merger and asset-related write-downs related to the closure of one branch location. The majority of these costs were incurred in 1998, however $159 of these costs were accrued at the consummation of the merger on December 31, 1998 and incurred in 1999.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

18. PARENT COMPANY INFORMATION

    The following are condensed financial statements of Americorp (parent company only) as of and for the years ended December 31 1999 and 1998:

                                                                1999       1998
                                                              --------   --------
CONDENSED BALANCE SHEET
Cash........................................................  $    26    $     9
Investment in and advances to the Bank......................   23,005     20,387
Other assets................................................      285        129
                                                              -------    -------
  TOTAL ASSETS..............................................  $23,316    $20,525
                                                              =======    =======
Liabilities.................................................  $   252    $   129
Stockholders' equity........................................   23,064     20,396
                                                              -------    -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $23,316    $20,525
                                                              =======    =======
CONDENSED STATEMENT OF INCOME
Equity in earnings of the Bank..............................  $ 3,370    $ 1,193
Other.......................................................      (48)       (29)
                                                              -------    -------
  NET INCOME................................................  $ 3,322    $ 1,164
                                                              =======    =======

CONDENSED STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 3,322    $ 1,164
Adjustments:
  Undistributed earnings of the Bank........................   (2,344)      (548)
  Change in other assets....................................     (156)         2
  Change in other liabilities...............................      123          6
                                                              -------    -------
Net cash provided by operating activities...................      945        624
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in and advances to the Bank......................     (533)    (1,838)
                                                              -------    -------
Net Cash Used by Investing Activities.......................     (533)    (1,838)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................      533      1,838
Dividends paid..............................................     (928)      (617)
                                                              -------    -------
Net cash used for financing activities......................     (395)     1,221
                                                              -------    -------
  CHANGE IN CASH............................................       17          7
Cash at Beginning of Year...................................        9          2
                                                              -------    -------
  CASH AT END OF YEAR.......................................  $    26    $     9
                                                              =======    =======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Information in response to this Item is set forth in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 which by this reference is incorporated herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information on the current members of the Boards of Directors of Americorp and ACB.

                                                                                          YEAR FIRST
                                                                                          ELECTED OR
NAME                                  AGE      BUSINESS EXPERIENCE FOR PAST FIVE YEARS    APPOINTED
----                                --------   ---------------------------------------    ----------
Michael T. Hribar.................     52      Certified Public Accountant                   1998

Allen W. Jue......................     64      Chairman of the Board (since 1994);           1973
                                               Owner, Jue's Market

Robert J. Lagomarsino.............     73      Secretary, Americorp and ACB; VP              1993
                                                 Lagomarsino's (family business); U.S.
                                                 Congress, 1974-93

Gerald J. Lukiewski...............     46      Banker, President of ACB 3/98 to present;     1998
                                                 S.V.P. Chief Credit Officer 7/97 to
                                                 3/98; V.P. Regional Manager 9/96 to
                                                 7/97; prior thereto various Vice
                                                 President positions with Santa Barbara
                                                 Bank & Trust Co. and Bank of A Levy

E. Thomas Martin..................     56      Manager, Sunset Beach Estates (real           1996
                                               estate development) 1999 to present;
                                                 Chairman, DSI Toys, Inc. 1999 to
                                                 present; President, Martin Resorts,
                                                 Inc. (hotel) 1998 to present; Manager,
                                                 Martin & Hobbs LLC (real estate and
                                                 vineyards) 1996 to present; President,
                                                 Martin & MacFarlane, Inc. (outdoor
                                                 advertising and winery) 1976-1998;
                                                 President, MW Sign Corp. (management
                                                 company) 1991- 1998

Harry L. Maynard..................     72      Retired, former President of ACB              1976

Edward F. Paul....................     62      President, Walker, Inc. (real estate          1998
                                                 management and sales); President, CIB
                                                 1995-96

Joseph L. Priske..................     50      Vice Chairman of the Board; CEO, Priske-      1998
                                                 Jones Company (real estate development)

Jacqueline S. Pruner..............     61      Consultant, American Medical Response         1998
                                                 6/94-5/97; Co-Owner, Pruner Investments

    The following table sets forth information on the current executive officers of ACB.

                                                                                          YEAR FIRST
                                                                                          ELECTED
NAME                                  AGE      BUSINESS EXPERIENCE FOR PAST FIVE YEARS    OR APPOINTED
----                                --------   ---------------------------------------    ------------
Gerald J. Lukiewski...............     46      Banker, President of ACB 3/98 to present;      1998
                                                 S.V.P. Chief Credit Officer 7/97 to
                                                 3/98; V.P. Regional Manager 9/96 to
                                                 7/97; prior thereto various Vice
                                                 President positions with Santa Barbara
                                                 Bank & Trust Co. and Bank of A Levy

Chuck Meyers......................     61      Banker, Senior Vice President and Chief        1999
                                                 Lending Officer of ACB 11/99 to
                                                 present; First Vice President with East
                                                 West Bank 1/94 to 11/99

Ronald S. Paul....................     57      Banker, Senior Vice President and Chief        1998
                                                 Administrative Officer of ACB 7/98 to
                                                 present; General Manager/Attorney
                                                 Lagomarsino's (beverage distributor)
                                                 3/91 to 11/97

Keith Sciarillo...................     38      Banker, Senior Vice President and Chief        1999
                                                 Financial Officer of ACB 11/99 to
                                                 present; Controller 1/99 to 10/99;
                                                 Chief Financial Officer 8/94 to 12/98
                                                 (prior to merger with CIB)

Susan Woolf.......................     51      Banker, Senior Vice President and Chief        1999
                                                 Operating Officer of ACB 11/99 to
                                                 present; Vice President Sales and
                                                 Service Manager 11/1996 to 10/99; prior
                                                 thereto First V.P., Great Western Bank

    Messrs. Lukiewski and Sciarillo also serve as the President and Chief Financial Officer, respectively, of Americorp.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    Set forth below is the compensation accrued during 1999 to the executive officers of Americorp/ACB who received total annual salary and bonus of more than $100,000 during 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                                 OTHER
                                                                                                ANNUAL
                                                                          SALARY     BONUS      COMPEN-
                NAME AND PRINCIPAL POSITION                     YEAR      ($)(1)      ($)      SATION(2)
                ---------------------------                   --------   --------   --------   ---------
Gerald J. Lukiewski ........................................    1999     143,654     50,000         --
  President(3)                                                  1998     114,166     50,000         --

Ronald S. Paul(4) ..........................................    1999      86,087     24,625         --
  SVP, Chief Admin. Officer                                     1998      36,160         --         --

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

(3) Became President on March 2, 1998 and Senior Vice President and Chief Credit Officer prior thereto.

(4) Became Senior Vice President and Chief Administrative Officer in July 1999.

OPTION GRANTS IN 1999

    In connection with the merger with CIB, Americorp adopted a new stock option plan. Previous stock option plans of Americorp were terminated at such time but options granted pursuant to such plans remained outstanding and exercisable in accordance with their terms. Options granted during 1999 under the various Americorp stock option plans to either of the officers set forth in the Summary Compensation Table are as follows:

                  (A)                          (B)               (C)             (D)             (E)
                                            NUMBER OF        PERCENT OF
                                           SECURITIES      OPTIONS GRANTED   EXERCISE OR
                                           UNDERLYING       TO EMPLOYEES     BASE PRICE
                 NAME                    OPTIONS GRANTED       IN 1999        PER SHARE    EXPIRATION DATE
                 ----                    ---------------   ---------------   -----------   ---------------
Lukiewski..............................      25,600             19.24          $19.00         10/21/04
Paul...................................       5,200              3.91          $19.00         10/21/04

    The following table sets forth certain information concerning unexercised options under the Americorp stock option plans to the persons named in the Summary Compensation Table.

                    (A)                           (B)         (C)           (D)             (E)
                                                                         NUMBER OF
                                                                        SECURITIES        VALUE OF
                                                                        UNDERLYING      UNEXERCISED
                                                                        UNEXERCISED     IN-THE-MONEY
                                                                        OPTIONS AT        OPTIONS
                                                                        12/31/99(#)    AT 12/31/99($)
                                                SHARES                 -------------   --------------
                                              ACQUIRED ON   REALIZED   EXERCISABLE/     EXERCISABLE/
                    NAME                      EXERCISE(#)    ($)(1)    UNEXERCISABLE   UNEXERCISABLE
                    ----                      -----------   --------   -------------   --------------
Lukiewski...................................        --          --     12,320/23,280   $33,000/11,500
Paul........................................        --          --       3,440/7,760      5,400/8,100

------------------------

(1) The aggregate value has been determined based upon the closing sales price for Americorp's stock as of December 31, 1999, minus the exercise price.

DIRECTOR COMPENSATION

    In 1999, each of the then directors received $1,000 per month in director's fees except as indicated in the following sentences. The Secretary to the Board received $2,000 per month in fees and the Vice-Chairmen of the Board also received $2,000 per month in fees. The Chairman of the Board received $3,500 per month in fees.

EMPLOYMENT AGREEMENT

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Except as set forth in the following table, management of Americorp does not know of any person who owns beneficially more than 5% of Americorp Stock. The following table sets forth certain information as of February 1, 2000, concerning the beneficial ownership of Americorp Stock by each of the current directors of Americorp and ACB and by all current directors and executive officers of Americorp and ACB as a group.

                                                   AMOUNT OF BENEFICIAL   PERCENT OF
            NAME OF BENEFICIAL OWNER                   OWNERSHIP(1)        CLASS(2)
            ------------------------               --------------------   ----------
Michael T. Hribar................................         14,702(3)             *
Allen W. Jue.....................................         24,383              1.2%
Robert J. Lagomarsino............................         82,624              3.9%
Gerald J. Lukiewski..............................         14,720(4)             *
E. Thomas Martin.................................        115,550              5.6%
Harry L. Maynard.................................         30,404              1.4%
Edward F. Paul...................................         83,544(5)           4.0%
Joseph L. Priske.................................         15,328(6)             *
Jacqueline S. Pruner.............................         33,540(7)           1.6%
Directors and Executive Officers as a Group (13
  persons).......................................        424,452(8)          20.2%

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

(2) Shares subject to options held by directors and executive officers that were exercisable within 60 days after February 1, 2000 are treated as issued and outstanding for the purpose of computing the percentage of class owned by such person (or group) but not for the purpose of computing the percentage of class owned by any other individual person.

(3) Includes 4,370 shares exercisable pursuant to the Americorp stock option plans.

(4) Includes 12,720 shares exercisable pursuant to the Americorp stock option plans.

(5) Includes 4,370 shares exercisable pursuant to the Americorp stock option plans.

(6) Includes 4,370 shares exercisable pursuant to the Americorp stock option plans.

(7) Includes 2,914 shares exercisable pursuant to the Americorp stock option plans.

(8) Includes 38,401 shares exercisable pursuant to the Americorp stock option plans.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS:
    ---------------------
             3.1            Articles of Incorporation of Americorp*
             3.2            Bylaws of Americorp, as amended*
            10.1            Employment Agreement of Gerald J. Lukiewski*
            10.2            1994 Stock Option Plan*
            10.3            1998 Stock Option Plan*
            10.4            ACB 401K Profit Sharing Plan*
            10.5            Restated and Amended Senior Executives Retirement Plan*
            10.6            Restated and Amended Chief Executive Officer Retirement
                              Plan*
            10.7            Restated and Amended Directors Retirement Plan*
            10.8            Data processing Agreement with Electronic Data Systems
                              Corp.*
            16              Letter concerning change in certifying accountant**
            21              Subsidiary of Americorp--American Commercial Bank is the
                              only subsidiary of Americorp
            23.1            Consent of Vavrinek, Trine, Day & Co., LLP
            23.2            Consent of Fanning & Karrh--see opinion in Item 8
            27              Financial Data Schedule

------------------------

* filed with the SEC in Registration Statement 333-63841 on Form S-4 and by this reference incorporated herein.

** contained in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 and by this reference incorporated herein.

REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Americorp caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2000.

                                                       AMERICORP

                                                       By:           /s/ GERALD J. LUKIEWSKI
                                                            -----------------------------------------
                                                                       Gerald J. Lukiewski
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ KEITH SCIARILLO
                                                            -----------------------------------------
                                                                         Keith Sciarillo
                                                                     CHIEF FINANCIAL OFFICER

    In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Americorp and in the capacities and on the dates indicated.

                                                                                           Dated:
                  /s/ ALLEN W. JUE
     -------------------------------------------       Chairman of the Board of        March 23, 2000
                    Allen W. Jue                        Directors

                /s/ MICHAEL T. HRIBAR
     -------------------------------------------       Director                        March 23, 2000
                  Michael T. Hribar

              /s/ ROBERT J. LAGOMARSINO
     -------------------------------------------       Director                        March 23, 2000
                Robert J. Lagomarsino

               /s/ GERALD J. LUKIEWSKI
     -------------------------------------------       Director                        March 23, 2000
                 Gerald J. Lukiewski

                /s/ E. THOMAS MARTIN
     -------------------------------------------       Director                        March 23, 2000
                  E. Thomas Martin

                /s/ HARRY L. MAYNARD
     -------------------------------------------       Director                        March 23, 2000
                  Harry L. Maynard

                 /s/ EDWARD P. PAUL
     -------------------------------------------       Director                        March 23, 2000
                   Edward P. Paul

                /s/ JOSEPH L. PRISKE
     -------------------------------------------       Director                        March 23, 2000
                  Joseph L. Priske

              /s/ JACQUELINE S. PRUNER
     -------------------------------------------       Director                        March 23, 2000
                Jacqueline S. Pruner

                                 EXHIBIT INDEX

       EXHIBIT
     SEQUENTIAL                                                                              PAGE
       NUMBER                                       DESCRIPTION                             NUMBER
---------------------                               -----------                            --------
        27                  Financial Data Schedule