Form 10-Q
period 2000-03-31
AMERICORP
filed 2000-05-15
CIK 824906

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

   / /          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from .......................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 5, 2000, there were 2,095,132 shares of Americorp Common Stock outstanding.

                            AMERICORP AND SUBSIDIARY
                                 MARCH 31, 2000

                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1 - Financial Statements
          Consolidated Condensed Balance Sheets at March 31, 2000 and
             December 31, 1999.......................................................................          3
          Consolidated Condensed Statements of Income for the three
             months ended March 31, 2000 and 1999....................................................          4
          Consolidated Condensed Statement of Changes in Shareholders' Equity from
             January 1, 1998 through March 31, 2000..................................................          5
          Consolidated Condensed Statements of Cash Flows for the three months ended
             March 31, 2000 and 1999.................................................................          6
          Notes to Consolidated Financial Statements.................................................          7
Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................................     8 - 12
Item 3 - Quantitative and Qualitative Disclosure About Market Risk...................................         13


                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................................        14
Item 2 - Changes in Securities........................................................................        14
Item 3 - Defaults upon Senior Securities..............................................................        14
Item 4 - Submission of Matters to a Vote of Security Holders..........................................        14
Item 5 - Other Information............................................................................        14
Item 6 - Exhibits and Reports on Form 8-K.............................................................        14


Signatures ...........................................................................................        15

Exhibit Index ........................................................................................        16

ITEM 1 - FINANCIAL STATEMENTS

                            AMERICORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                               March 31,            December 31,
                                                                                 2000                  1999
                                                                           -----------------     -----------------
Cash and Due From Bank                                                           $   36,883            $   12,839
Federal Funds Sold                                                                        -                18,000
                                                                           -----------------     -----------------
                         TOTAL CASH AND CASH EQUIVALENTS                             36,883                30,839

Investment Securities                                                                24,384                28,114

Loans                                                                               186,088               181,325
Allowance for Loan Losses                                                            (2,225)               (1,978)
                                                                           -----------------     -----------------
                            NET LOANS                                               183,863               179,347

Premises and Equipment                                                                1,581                 1,667
Other Real Estate Owned                                                                 206                   206
Cash Surrender Value of Life Insurance                                                2,818                 2,758
Accrued Interest and Other Assets                                                     3,431                 3,035
                                                                           -----------------     -----------------

                                                                                 $  253,166            $  245,966
                                                                           =================     =================

Noninterest-Bearing Deposits                                                     $   70,309            $   69,826
Interest-Bearing Deposits                                                           156,350               140,051
                                                                           -----------------     -----------------
                                 TOTAL DEPOSITS                                     226,659               209,877

Borrowings                                                                                -                10,000
Accrued Interest and Other Liabilities                                                3,028                 3,025
                                                                           -----------------     -----------------
                                TOTAL LIABILITIES                                   229,687               222,902

Common Stock                                                                          1,049                 1,052
Surplus                                                                               9,527                 9,558
Retained Earnings                                                                    13,072                12,567
Accumulated Other Comprehensive Income                                                 (169)                 (113)
                                                                           -----------------     -----------------
                 TOTAL SHAREHOLDERS' EQUITY                                          23,479                23,064
                                                                           -----------------     -----------------
                                                                                 $  253,166            $  245,966
                                                                           =================     =================

                            AMERICORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                   ------------------------------
                                                                                     2000                  1999
                                                                                   --------              --------
Interest Income                                                                   $   5,006             $   4,515
Interest Expense                                                                      1,186                 1,218
                                                                                   --------              --------
                                               NET INTEREST INCOME                    3,820                 3,297

Provision for Loan Losses                                                               414                   180
                                                                                   --------              --------
                                         NET INTEREST INCOME AFTER
                                         PROVISION FOR LOAN LOSSES                    3,406                 3,117

Noninterest Income                                                                      665                   660
Noninterest Expense                                                                   2,916                 2,970
                                                                                   --------              --------
                                               INCOME BEFORE TAXES                    1,155                   807

Income Taxes                                                                            318                   307
                                                                                   --------              --------
                                                        NET INCOME                 $    837              $    500
                                                                                   ========              ========

Per Share Data:
   Net Income - Basic                                                              $    .40              $    .24
                                                                                   ========              ========
   Net Income - Diluted                                                            $    .36              $    .23
                                                                                   ========              ========

                            AMERICORP AND SUBSIDIARY
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                             Common Stock                                              Accumulated
                                        ----------------------                                             Other
                                        Number of                           Comprehensive  Retained    Comprehensive
                                          Shares       Amount     Surplus      Income      Earnings       Income
                                        ---------      -------    -------   -------------  --------    -------------
BALANCE AT JANUARY 1, 1998               1,868,494     $  934      $6,946                   $ 9,985           $  42
Issuance of Stock                          188,946         95       1,837
Retirement of Stock                         (5,446)        (3)        (12)                      (79)
Dividends                                                                                      (615)
Cash Paid for Fractional Shares                                                                  (2)
        COMPREHENSIVE INCOME
Net Income                                                                      $1,164        1,164
Unrealized Gain on Securities
   Available for Sale, Net of
   Taxes of $67                                                                     95                           95
Reclassification Adjustment for
   Gain on Sale of Investment
   Securities Included in Net
   Income, Net of Taxes of $9                                                        9                            9
                                                                                ------
          TOTAL COMPREHENSIVE INCOME                                            $1,268
                                                                                ======

                                         ---------     ------      ------                   -------           -----
BALANCE AT DECEMBER 31, 1998             2,051,994      1,026      8,771                    10,453              146
Issuance of Stock                           70,970         35        870
Retirement of Stock                        (18,793)        (9)       (83)                     (280)
Dividends                                                                                     (928)
        COMPREHENSIVE INCOME
Net Income                                                                      $3,322        3,322
Unrealized Loss on Securities
   Available for Sale, Net of
   Taxes of $147                                                                  (250)                        (250)
Reclassification Adjustment for
   Loss on Sale of Investment
   Securities Included in Net
   Income, Net of Taxes of $6                                                       (9)                          (9)
                                                                                ------
          TOTAL COMPREHENSIVE INCOME                                            $3,063
                                                                                ======

                                         ---------     ------      ------                   -------           -----
BALANCE AT DECEMBER 31, 1999             2,104,171     $1,052      $9,558                   $12,567           $(113)
                                         =========     ======      ======                   =======           =====
Retirement of Stock                         (6,825)        (3)        (31)                      (79)
Dividends                                                                                      (253)
        COMPREHENSIVE INCOME
Net Income                                                                      $  837          837
Unrealized Loss on Securities
   Available for Sale, Net of
   Taxes of $26                                                   (56)                         (56)
                                                                                ------
          TOTAL COMPREHENSIVE INCOME                                            $  781
                                                                                ======

                                         ---------     ------      ------                   -------           -----
BALANCE AT MARCH 31, 2000                2,097,346     $1,049      $9,527                   $13,072           $(169)
                                         =========     ======      ======                   =======           =====

                            AMERICORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                       For the Three Months Ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                        2000                 1999
                                                                                       -------             -------
OPERATING ACTIVITIES
   Net Income                                                                         $    837            $    500
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                     163                 151
         Provision for Loan Losses                                                         414                 180
         Other Items - Net                                                                (396)             (3,897)
                                                                                       -------            --------
                                             NET CASH PROVIDED (USED) BY
                                                    OPERATING ACTIVITIES                 1,018              (3,066)

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                                       -                  99
   Purchases of Investment Securities                                                    (999)              (3,903)
   Maturities and Sales of Investment Securities                                         4,616               7,444
   Net Change in Loans                                                                 (4,930)              (9,299)
   Purchase of Premises and Equipment                                                     (77)                 (59)
                                                                                       -------            --------
                                                           NET CASH USED
                                                 BY INVESTING ACTIVITIES               (1,390)              (5,718)

FINANCING ACTIVITIES
   Net Change in Deposits                                                               16,782               6,303
   Decrease in Other Borrowings                                                        (10,000)                  -
   Repurchase Stock                                                                       (113)                  -
   Proceeds from Exercise of Options                                                         -                 225
   Dividends                                                                              (253)               (217)
                                                                                       -------            --------
                                                       NET CASH PROVIDED
                                                 BY FINANCING ACTIVITIES                 6,416               6,311
                                                                                       -------            --------

                                             INCREASE (DECREASE) IN CASH
                                                    AND CASH EQUIVALENTS                 6,044              (2,473)

Cash and Cash Equivalents at Beginning of Period                                        30,839              48,211
                                                                                       -------            --------

                                               CASH AND CASH EQUIVALENTS
                                                        AT END OF PERIOD              $ 36,883            $ 45,738
                                                                                      ========            ========

                            AMERICORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form 10K filed on March 28, 2000.

The consolidated financial statements include Americorp and its wholly owned subsidiary, American Commercial Bank (the "Bank"). The consolidated financial statements also give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month period ended March 31, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-Q may be "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as "anticipate", "believe", "estimate", "may", "intend", and "expect".

NOTE 2 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Accordingly, basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during each period. The computation of diluted earnings per share also considers the number of shares issuable upon the assumed exercise of outstanding common stock options.

NOTE 3 - STOCK SPLIT

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME SUMMARY

Americorp reported net earnings of $837,000 or $0.40 basic income per share for the first three months of 2000. This represents a 67.4% increase over the same period during 1999 when net earnings were $500,000 or $0.24 basic income per share. This increase principally resulted from a $532,000 increase in net interest income.

Annualized return on average assets for the three months ended March 31, 2000 was 1.38% compared with 0.81% for the same period in 1999. Return on average assets for the year ended December 31, 1999 was 1.36%.

Annualized return on average equity for the three months ended March 31, 2000 was 14.41% compared with 9.66% for the same period in 1999. Return on average equity for the year ended December 31, 1999 was 15.32%.

Quarterly cash dividends of $0.12 per share were declared in the first quarter of 2000, a slight increase from the $0.11 per share declared in the first quarter of 1999.

NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $3.8 million for the quarter ended March 31, 2000, compared to $3.3 million for the quarter ended March 31, 1999.

The following table sets forth the components of net interest income, average earning assets and net interest margin:


                                                               Three Months Ended
                                                                   March 31,                      Year Ended
                                                         ----------------------------            December 31,
                                                            2000               1999                 1999
                                                         ---------          ---------             ----------
Interest Income                                          $   5,006          $   4,515             $   18,821
Interest Expense                                             1,186              1,218                  4,604
                                                         ---------          ---------             ----------

                         Net Interest Income             $   3,820          $   3,297             $   14,217
                                                         =========          =========             ==========

Average Earning Assets                                   $ 217,176          $ 217,268             $  216,196
Net Interest Margin                                           7.04%              6.07%                  6.58%

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

NET INTEREST INCOME - CONTINUED

The $523,000 increase in net interest income was the result of a significant change in the mix of earning assets and multiple increases in the prime rate in late 1999 and early 2000. Although average-earning assets was practically unchanged between the first quarter of 1999 and 2000, the Company experienced significant growth in loans from $162 million at March 31, 1999 to $186 million at March 31, 2000. Since loans are the Company's highest interest earning assets, this loan growth has increased the amount of net interest income and the net interest margin.

The net interest margin in the first quarter of 2000 compared to the same quarter in 1999 was also impacted by the recent prime rate changes, the prime rate for the first quarter in 1999 was 7.75% whereas the average prime rate in the same quarter of 2000 was 8.68%. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. Deposits generally reprice at a slower pace, therefore increasing the net interest margin in the short run. Management increases the rates on deposits based on market conditions and is therefore unable to predict the timing of these increases or the ultimate impact on the Company's future net interest margin.

The prime rate was 7.75% for the first six months of 1999, and then experienced 25 basis points increases in July, August and November to end the year at 8.50%. Prime continued to rise in 2000 with 25 basis points increases in February and March to end the first quarter of 2000 at 9.00%.

PROVISION FOR LOAN LOSSES

Americorp made a $414,000 contribution to the allowance for loan losses in the first quarter of 2000. Management believes that the allowance, which stands at 1.20% of total loans at March 31, 2000, is adequate to cover future losses. The allowance for loan losses at March 31, 1999 was 1.10% of total loans.

Changes in the allowance for loan losses for the quarter ended March 31, 2000 and 1999 are as follows (dollar amounts in thousands):


                                                             Quarter Ended
                                                                March 31,
                                                      ----------------------------
                                                        2000                1999
                                                      --------            --------
Allowance, Beginning of Quarter                       $  1,978            $  1,953
Provision for Loan Losses                                  414                 180
Loans Charged Off - net of Recoveries                     (346)               (167)
                                                      --------            --------

Allowance, End of Quarter                             $  2,225            $  1,787
                                                      ========            ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

NON INTEREST INCOME

Non Interest Income represents deposit account services charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 2000 totaled $665,000 compared to $660,000 for the same period ended 1999. This represents an increase of $5,000. The increase was the result of an increase in other fees and benefit plan income, which was offset by a $41,000 decrease in deposit account service charges. The decrease in deposit account service charges was primarily the result of decreases in the amount of outstanding demand deposit accounts, the primary source of service charge income. Demand deposit accounts decreased 1.6% from $71.6 million at March 31, 1999 to $70.5 million at March 31, 2000.

NON INTEREST EXPENSE

Non Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2000 totaled $2,916,000 compared to $2,970,000 for the same period during 1999. As an annualized percent of average assets, noninterest expense was 4.81% in the first quarter of 2000 compared to 4.83% for the first quarter in 1999. This minor decline is primarily the result of ongoing Company efforts to reduce overall operating expenses.

INCOME TAXES

The Company's income tax provision for the first quarter of 2000 was $318,000, resulting in an effective rate of 27.5% on income before taxes. This rate compares to the 25.6% and the 36.8% reported for the years ending December 31, 1999 and 1998, respectively. The Company's effective tax rate has declined due to utilization of tax credits generated, but not recognized, in prior periods.

BALANCE SHEET ANALYSIS

Total assets at March 31, 2000 totaled $253.2 million, an increase of $7.2 million or 2.9% from December 31, 1999. The majority of this growth was centered in loans, which increased $4.8 million. Deposits increased by $16.8 million or 8.0% during the first quarter of 2000. This increase was used to fund the assets growth described above as well as retire $10 million in short-term borrowings present at December 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)


                                                                            March 31,
                                                                    ------------------------          December 31,
                                                                     2000              1999              1999
                                                                    -------          -------          ------------
Loans 90 Day Past Due and Still Accruing                           $     15          $   237           $      10
Loans on Nonaccrual                                                   1,643            1,693               1,794
                                                                    -------          -------           ---------
                                     Nonperforming Loans              1,658            1,930               1,804
Other Real Estate Owned (OREO)                                          206            1,715                 206
                                                                    -------          -------           ---------
                                    Nonperforming Assets           $  1,864          $ 3,645           $   2,010
                                                                    =======          =======           =========

Nonperforming Loans as a Percent of Total Loans                        0.89%            1.19%               0.99%
Allowance for Loan Losses as a Percent
     of Nonperforming Loans                                          134.20%           92.59%             109.65%
Nonperforming Assets as a Percent of Total Assets                      0.74%            1.48%               0.82%

The primary ratios of loan quality have improved in the first quarter of 2000. Nonperforming loans as a percent of total loans declined to 0.89% at March 31, 2000, compared to 0.99% at December 31, 1999. Likewise, the allowance for loan losses as a percent of nonperforming loans increased to 134.20% at March 31, 2000, up from 109.65% at December 31, 1999. At March 31, 2000, the Company had one property of OREO with a total book value of $206,000. The Company believes this property will be liquidated during 2000 without any significant loss.

CAPITAL

Total shareholders equity at March 31, 2000 totaled $23.5 million, which represented a 12.4% increase from $20.9 million at March 31, 1999.

Americorp maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. To be categorized as "well-capitalized", the bank must maintain minimum ratios as set forth in the table below.


                                                       Required        March 31,      December 31,
                                                         Ratio           2000             1999
                                                       --------        ---------      ------------
Tier 1 Capital (to Average Assets)                       5.00%            9.65%           9.50%
Tier 1 Capital (to Risk Weighted Assets)                 6.00%           10.85%          10.90%
Total Captial (to Risk Weighted Assets)                 10.00%           11.88%          11.80%

On February 26, 2000, the Company established a stock repurchase program for up to 200,000 shares of the Company's outstanding common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK

In Management's opinion there has not been a material change in Americorp's market risk profile during the three months ended March 31, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

At March 31, 2000, Americorp had $124 million of assets and $144 million of liabilities repricing within one year. Therefore, $20 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, the recent increase in the prime rate has increased Americorp's net interest income in the short run as asset rates generally reprice faster than liability rates.

See also the previous discussion on net interest income in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NET INTEREST INCOME.

YEAR 2000 RISK

During the periods leading up to January 1, 2000, the Company addressed the potential problems associated with the possibility that the computers that control or operate the Company's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to function or generate erroneous data.

The Company expended approximately $243,000 through the periods ended December 31, 1999 in connection with its Year 2000 compliance program. The Company experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind.

The Company could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Company's primary market areas. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earnings or cash flow.

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

               None

     Item 6 - Exhibits and Reports on Form 8-K

               A)     Exhibits

                      27       Financial Data Schedule (for SEC use only)

               B)     Reports on Form 8-K

                      1) Form 8-K, Item 5, filed February 26, 2000, to announce the establishment of a stock repurchase program for up to 200,000 shares.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMERICORP


Date:        May 15, 2000                   /s/ Gerald J. Lukiewski
                                            ------------------------------------
                                            Gerald J. Lukiewski
                                            President and
                                            Chief Executive Officer


Date:        May 15, 2000                   /s/ Keith J. Sciarillo
                                            ------------------------------------
                                            Keith J. Sciarillo
                                            Senior Vice President and Chief
                                              Financial Officer

EXHIBIT INDEX


27 - Financial Data Schedule ( for SEC use only)...........................  17