Form 10-Q
period 2000-06-30
AMERICORP
filed 2000-08-14
CIK 824906

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2000, there were 2,105,292 shares of Americorp Common Stock outstanding.

                            AMERICORP AND SUBSIDIARY
                                  JUNE 30, 2000

                                      INDEX

                         PART I - FINANCIAL INFORMATION
                                                                                              PAGE
Item 1 - Financial Statements
         Consolidated Condensed Balance Sheet at June 30, 2000 and
                  December 31, 1999.....................................................       2
         Consolidated Condensed Statement of Income for the Three
                  Months and Six Months Ended June 30, 2000 and 1999....................       3
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1998 through June 30, 2000.................................       4
         Consolidated Condensed Statement of Cash Flows for the Six Months Ended
                  June 30, 2000 and 1999................................................       5
         Notes to Consolidated Financial Statements.....................................       6
Item 2 - Management's Discussion and Analysis of Financial Condition and
            Results of Operations.......................................................  7 - 10
Item 3 - Quantitative and Qualitative Disclosure About Market Risk......................      11



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..............................................................      12
Item 2 - Changes in Securities..........................................................      12
Item 3 - Defaults upon Senior Securities................................................      12
Item 4 - Submission of Matters to a Vote of Security Holders............................      12
Item 5 - Other Information..............................................................      12
Item 6 - Exhibits and Reports on Form 8-K...............................................      12


Signatures .............................................................................      13

Exhibit Index ..........................................................................      14

ITEM 1.   FINANCIAL STATEMENTS


                            AMERICORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                             June 30,               December 31,
                                                                               2000                     1999
                                                                         -----------------        -----------------
Cash and Due From Bank                                                          $ 23,195                $ 12,839
Federal Funds Sold                                                                 9,600                  18,000
                                                                         ----------------        ----------------
                                Total Cash and Cash Equivalents                   32,795                  30,839

Investment Securities                                                             22,664                  28,114

Loans                                                                            191,695                 181,325
Allowance for Loan Losses                                                         (2,500)                 (1,978)
                                                                         ----------------        ----------------
                                                      NET LOANS                  189,195                 179,347

Premises and Equipment                                                             1,354                   1,667
Other Real Estate Owned                                                              206                     206
Cash Surrender Value of Life Insurance                                             2,866                   2,758
Accrued Interest and Other Assets                                                  3,578                   3,035
                                                                         ----------------        ----------------

                                                                                $252,658                $245,966
                                                                         ================        ================


Noninterest-Bearing Deposits                                                    $ 69,464                $ 69,826
Interest-Bearing Deposits                                                        156,224                 140,051
                                                                         ----------------        ----------------
                                                 TOTAL DEPOSITS                  225,688                 209,877

Borrowings                                                                             -                  10,000
Accrued Interest and Other Liabilities                                             2,782                   3,025
                                                                         ----------------        ----------------
                                              TOTAL LIABILITIES                  228,470                 222,902

Common Stock                                                                       1,052                   1,052
Surplus                                                                            9,659                   9,558
Retained Earnings                                                                 13,620                  12,567
Accumulated Other Comprehensive Income                                              (143)                   (113)
                                                                         ----------------        ----------------
                                     TOTAL SHAREHOLDERS' EQUITY                   24,188                  23,064
                                                                         ----------------        ----------------

                                                                                $252,658                $245,966
                                                                         ================        ================

                            AMERICORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            For the Three Months Ended              For the Six Months Ended
                                                     June 30,                                June 30,
                                         ----------------------------------     ----------------------------------
                                              2000               1999                2000                1999
                                         ---------------     --------------     --------------     ---------------
Interest Income                                $  5,270           $  4,681           $ 10,276            $  9,196
Interest Expense                                  1,450              1,175              2,636               2,393
                                         ---------------     --------------     --------------     ---------------

               Net Interest Income                3,820              3,506              7,640               6,803

Provision for Loan Losses                           250                180                664                 360
                                         ---------------     --------------     --------------     ---------------

         Net Interest Income after
         Provision for Loan Losses                3,570              3,326              6,976               6,443

Noninterest Income                                  682                631              1,347               1,291
Noninterest Expense                               3,099              3,043              6,015               6,013
                                         ---------------     --------------     --------------     ---------------

               Income Before Taxes                1,153                914              2,308               1,721

Income Taxes                                        305                337                623                 644
                                         ---------------     --------------     --------------     ---------------

                        Net Income              $   848            $   577           $  1,685            $  1,077
                                         ===============     ==============     ==============     ===============

Per Share Data:
   Net Income - Basic                           $  0.40            $  0.28            $  0.80             $  0.52
                                         ===============     ==============     ==============     ===============
   Net Income - Diluted                         $  0.36            $  0.26            $  0.72             $  0.49
                                         ===============     ==============     ==============     ===============

                            AMERICORP AND SUBSIDIARY
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                               Common Stock                                             Accumulated
                                         ------------------------                                           Other
                                           Number of                          Comprehensive  Retained   Comprehensive
                                             Shares      Amount      Surplus     Income      Earnings       Income
                                         ------------- ----------  ----------  ------------ ----------  -------------
BALANCE AT JANUARY 1, 1998                  1,868,494      $ 934     $ 6,946                  $ 9,985        $    42
Issuance of Stock                             188,946         95       1,837
Retirement of Stock                            (5,446)        (3)        (12)                     (79)
Dividends                                                                                        (615)
Cash Paid for Fractional Shares                                                                    (2)
         COMPREHENSIVE INCOME
Net Income                                                                        $  1,164      1,164
Unrealized Gain on Securities Available
   for Sale, net of Taxes of $67                                                        95                        95
Reclassification Adjustment for Gain on
   Sale of Investment Securities Included in
   net Income, net of Taxes of $9                                                        9                         9
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                            $  1,268
                                                                               ============

                                         ------------- ----------  ----------               ----------  -------------
BALANCE AT DECEMBER 31, 1998                2,051,994      1,026       8,771                   10,453            146
Issuance of Stock                              70,970         35         870
Retirement of Stock                           (18,793)        (9)        (83)                    (280)
Dividends                                                                                        (928)
         COMPREHENSIVE INCOME
Net Income                                                                        $  3,322      3,322
Unrealized Loss on Securities Available
   for Sale, net of Taxes of $147                                                     (250)                     (250)
Reclassification Adjustment for Loss on
   Sale of Investment Securities Included
   in Net Income, Net of Taxes of $6                                                    (9)                       (9)
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                            $  3,063
                                                                               ============

                                         ------------- ----------  ----------               ----------  -------------
BALANCE AT DECEMBER 31, 1999                2,104,171     $1,052     $ 9,558                 $ 12,567   $       (113)
Issuance of Stock                              10,160          5         142
Retirement of Stock                            (9,039)        (5)        (41)                    (107)
Dividends                                                                                        (525)
         COMPREHENSIVE INCOME
Net Income                                                                        $  1,685      1,685
Unrealized Loss on Securities Available
   for Sale, net of Taxes of $14                                                       (30)                      (30)
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                            $  1,655
                                                                               ============

                                         ------------- ----------  ----------               ----------  -------------
BALANCE AT JUNE 30, 2000                    2,105,292     $1,052     $ 9,659                 $ 13,620   $       (143)
                                         ============= ==========  ==========               ==========  =============

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

                            AMERICORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                     For the Six Months Ended
                                                                                             June 30,
                                                                                -----------------------------------
                                                                                     2000                 1999
                                                                                --------------      ---------------
OPERATING ACTIVITIES
   Net Income                                                                       $   1,685            $   1,077
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                    320                  302
         Provision for Loan Losses                                                        664                  360
         Other Items - Net                                                                662               (1,072)
                                                                                --------------      ---------------
                                                NET CASH PROVIDED
                                          BY OPERATING ACTIVITIES                       3,331                  667

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                                      -                  197
   Purchases of Investment Securities                                                    (999)              (4,906)
   Maturities and Sales of Investment Securities                                        4,962                8,167
   Net Change in Loans                                                                (10,512)             (16,381)
   Purchase of Premises and Equipment                                                    (107)                 (99)
   Proceeds from OREO Sales                                                                 -                  624
                                                                                --------------      ---------------
                                                    NET CASH USED
                                          BY INVESTING ACTIVITIES                      (6,656)             (12,398)

FINANCING ACTIVITIES
   Net Change in Deposits                                                              15,811                 (921)
   Decrease in Other Borrowings                                                       (10,000)                   -
   Repurchase Stock                                                                      (152)                   -
   Proceeds from Exercise of Options                                                      147                  352
   Dividends                                                                             (525)                (445)
                                                                                --------------      ---------------
                                         NET CASH PROVIDED (USED)
                                          BY FINANCING ACTIVITIES                       5,281               (1,014)
                                                                                --------------      ---------------

                                      INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS                       1,956              (12,745)

Cash and Cash Equivalents at Beginning of Period                                       30,839               48,211
                                                                                --------------      ---------------

                                        CASH AND CASH EQUIVALENTS
                                                 AT END OF PERIOD                  $   32,795           $   35,466
                                                                                ==============      ===============

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED

                            AMERICORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Americorp's Form 10K filed on March 28, 2000.

The consolidated financial statements include Americorp and its wholly owned subsidiary, American Commercial Bank (the "Bank").

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME SUMMARY

Americorp reported net earnings of $1,685,000 or $0.80 basic income per share for the first half of 2000. This represents a 56.5% increase over the same period during 1999 when net earnings were $1,077,000 or $0.52 basic income per share. This increase principally resulted from a $837,000 increase in net interest income. For the quarter ended June 30, 2000, net earnings were $848,000, up from the $577,000 reported for the same quarter in 1999.

Annualized return on average assets for the three months and six months ended June 30, 2000 was 1.35% and 1.36%, respectively, compared with 0.95% and 0.88% for the same periods in 1999. Return on average assets for the year ended December 31, 1999 was 1.36%.

Annualized return on average equity for the three months and six months ended June 30, 2000 was 14.48% and 14.33%, respectively, compared with 10.94% and 10.31% for the same periods in 1999. Return on average equity for the year ended December 31, 1999 was 15.32%.

Quarterly cash dividends of $0.13 per share were declared in the second quarter of 2000, a slight increase from the $0.11 per share declared in the second quarter of 1999.

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

The following table sets forth the components of net interest income, average earning assets and net interest margin:

                                      Three Months Ended              Six Months Ended
                                           June 30,                        June 30,                 Year Ended
                                 -----------------------------   ----------------------------      December 31,
                                     2000            1999            2000           1999               1999
                                 -------------   -------------   -------------  -------------    -----------------
Interest Income                       $ 5,270         $ 4,681        $ 10,276        $ 9,196            $  18,821
Interest Expense                        1,450           1,175           2,636          2,393                4,604
                                 -------------   -------------   -------------  -------------    -----------------

          Net Interest Income         $ 3,820         $ 3,506         $ 7,640        $ 6,803            $  14,217
                                 =============   =============   =============  =============    =================

Average Earning Assets              $ 223,545       $ 214,538       $ 220,275      $ 215,932           $  216,196
Net Interest Margin                     6.84%           6.54%           6.94%          6.30%                6.58%

Net interest income was $3.8 million for the quarter ended June 30, 2000, compared to $3.5 million for the quarter ended June 30, 1999. The increase in net interest income in 2000 compared to 1999 is discussed in the next paragraph. Net interest income for the quarter ended March 31, 2000 was also $3.8 million although the net interest margin in the first quarter of 2000 was 7.04% compared to 6.84% in the second quarter of 2000. This decline in net interest margin of 20 basis points was primarily the result of increases in the Company's cost of funds. As noted in the next paragraph, the Company's deposits generally reprice at a slower rate than its earning assets. Accordingly, the Company began to experience increases in its costs of funds in the second quarter of 2000 from the prime rate increases in late 1999 and early 2000.

Net interest income was $7.6 million for the six months ended June 30, 2000, compared to the $6.8 million for the six months ended June 30, 1999. The $837,000 increase in net interest income was the result of the combination of increases in total earning assets, a significant change in the mix of earning assets and multiple increases in the prime rate in late 1999 and early 2000. Americorp experienced significant growth in loans from $169 million at June 30, 1999 to $192 million at June 30, 2000. Since loans are the Company's highest interest earning assets, this loan growth has increased the amount of net interest income and the net interest margin.

The net interest margin in the first half of 2000 compared to the same half of 1999 was also impacted by the recent prime rate changes, the prime rate for the first half in 2000 was 9.50% whereas the average prime rate in the same half of 1999 was 7.75%. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. Deposits generally reprice at a slower pace, therefore increasing the net interest margin in the short run. Management increases the rates on deposits based on market conditions and is therefore unable to predict the timing of these increases or the ultimate impact on the Company's future net interest margin.

The prime rate was 7.75% for the first six months of 1999, and then experienced 25 basis points increases in July, August and November to end the year at 8.50%. Prime continued to rise in 2000 with 25 basis points increases in February and March and a 50 basis points increase in May to end the first half of 2000 at 9.50%.


PROVISION FOR LOAN LOSSES

Americorp made a $414,000 and $250,000 contribution to the allowance for loan losses in the first and second quarters of 2000, respectively. Management believes that the allowance, which equals 1.30% of total loans at June 30, 2000, is adequate to cover future losses. The allowance for loans losses at June 30, 1999 was 1.12% of total loans.

Changes in the allowance for loan losses for the quarter and six months ended June 30, 2000 and 1999 are as follows (dollar amounts in thousands):


                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                        ---------------------------     ---------------------------
                                                           2000           1999             2000           1999
                                                        -----------    ------------     -----------    ------------
Allowance, Beginning of Period                             $ 2,225         $ 1,787         $ 1,978         $ 1,953
Provision for Loan Losses                                      250             180             664             360
Loans Charged Off - net of Recoveries                           25             (67)           (142)           (413)
                                                        -----------    ------------     -----------    ------------

Allowance, End of Period                                   $ 2,500         $ 1,900         $ 2,500         $ 1,900
                                                        ===========    ============     ===========    ============


NONINTEREST INCOME

Noninterest Income represents deposit account services charges and other types of non-loan related fee income. Noninterest income for the quarter ended June 30, 2000 totaled $682,000, which is comparable to the $631,000 reported for the same period in 1999. Noninterest income for the six months ended June 30, 2000 totaled $1,347,000, which is also comparable to the $1,291,000 reported for the same period in 1999.


NONINTEREST EXPENSE

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 2000 totaled $3,099,000 compared to $3,043,000 for the same period of 1999.

Noninterest expense for the six months ended June 30, 2000 totaled $6,015,000 up slightly from the $6,013,000 for the same period in 1999. As an annualized percent of average assets, noninterest expense was 4.87% in the first half of 2000 compared to 4.92% for the first half of 1999.

INCOME TAXES

The Company's income tax provision for the first half of 2000 was $623,000, resulting in an effective rate of 27.0% on income before taxes. This rate compares to the 25.6% reported for the year ending December 31, 1999. The Company's effective tax has decreased due to utilization of tax credits generated but not recognized in prior periods.

BALANCE SHEET ANALYSIS

Total assets at June 30, 2000 totaled $252.7 million, an increase of $6.7 million or 2.7% from December 31, 1999. The majority of this growth was centered in loans, which increased $10.4 million. Deposits have increased by $15.8 million or 7.5% during the first half of 2000. This increase was used to fund the assets growth described above as well as retire $10 million in short-term borrowing present at December 31, 1999.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                             June 30,                  December 31,
                                                        -------------------          ------------------
                                                               2000                        1999
                                                        -------------------          ------------------
Loans 90 day past due and still accruing                             $ 456                        $ 10
Loans on nonaccrual                                                  1,919                       1,794
                                                        -------------------          ------------------
                              Nonperforming Loans                    2,375                       1,804
Other real estate owned (OREO)                                         206                         206
                                                        -------------------          ------------------
                             Nonperforming Assets                  $ 2,581                     $ 2,010
                                                        ===================          ==================

Nonperforming Loans as a Percent
   of Total Loans                                                    1.24%                       0.99%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                          105.26%                     109.65%
Nonperforming Assets as a Percent
   of Total Assets                                                   1.02%                       0.82%


The primary ratios of loan quality have declined slightly in the first half of 2000. Nonperforming loans as a percent of total loans increased to 1.24% at June 30, 2000, compared to 0.99% at December 31, 1999. Likewise, the allowance for loan losses as a percent of nonperforming loans decreased to 105.26% at June 30, 2000, down from 109.65% at December 31, 1999. Management believes these trends are temporary and the declines impacted by several significant loans where the risk of loss is mitigated by adequate collateral. The ratio of the allowance for loan losses to total loans has increased from 1.09% at December 31, 1999 to 1.30% at June 30, 2000.

At June 30, 2000, Americorp had one property of OREO with a total book value of $206,000. Americorp believes this property will be liquidated during 2000 without any significant loss.

CAPITAL

Total shareholders equity at June 30, 2000 totaled $24.2 million, which represents a 14.1% increase from $21.2 million at June 30, 1999.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                                                  June 30,           December 31,
                                                               Ratio                2000                 1999
                                                          ----------------     ----------------     ----------------
Tier 1 Capital (to Average Assets)                              5.00%                9.43%                9.50%
Tier 1 Capital (to Risk Weighted Assets)                        6.00%               10.86%               10.90%
Total Capital (to Risk Weighted Assets)                        10.00%               12.00%               11.80%

On February 26, 2000, the Company established a stock repurchase program for up to 200,000 shares of Americorp's outstanding common stock.

LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In Management's opinion there has not been a material change in Americorp's market risk profile during the six months ended June 30, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

At June 30, 2000, Americorp had $137.7 million of assets and $148.1 million of liabilities repricing within one year. Therefore, $10.4 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, the recent increase in the prime rate has increased Americorp's net interest income in the short run as asset rates generally reprice faster than liability rates.

See also the previous discussion on net interest income in ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - NET INTEREST INCOME.

YEAR 2000 RISK

During the periods leading up to January 1, 2000, Americorp addressed the potential problems associated with the possibility that the computers that control or operate Americorp's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to function or generate erroneous data.

Americorp expended approximately $243,000 through the periods ended December 31, 1999 in connection with its Year 2000 compliance program. Americorp experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind.

The Company does not expect, and to date has not realized, any significant impact to net earnings or cash flow from Year 2000 risks.

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

                 None

       Item 3 - Defaults upon Senior Securities

                 None

       Item 4 - Submission of Matters to a Vote of Security Holders

                On May 16, 2000, the Company held its annual meeting. At that meeting Allen W. Jue, Michael T. Hribar, Robert J. Largomarsino, Gerald J Lukiewski, E. Thomas Martin, Harry L. Maynard, Edward F. Paul, Joseph L. Priske and Jacqueline S. Prunner were elected as Directors.

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

                                                    AMERICORP
Date:             August 14, 2000                   /s/ Gerald J. Lukiewski
                                                    -------------------------
                                                    Gerald J. Lukiewski
                                                    President and
                                                    Chief Executive Officer


Date:             August 14, 2000                   /s/ Keith J. Sciarillo
                                                    -------------------------
                                                    Keith J. Sciarillo
                                                    Senior Vice President and
                                                    Chief Financial Officer

EXHIBIT INDEX


27   -   Financial Data Schedule (for SEC use only) ..........     15