Form 10-Q
period 2000-09-30
AMERICORP
filed 2000-11-14
CIK 824906

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2000

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________________ to ____________________

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

On October 31, 2000, there were 2,090,264 shares of Americorp Common Stock outstanding.

                            AMERICORP AND SUBSIDIARY
                               SEPTEMBER 30, 2000

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
         Consolidated Condensed Balance Sheets at September 30, 2000 and
                  December 31, 1999..................................................................          2
         Consolidated Condensed Statements of Income for the Three
                  Months and Nine Months Ended September 30, 2000 and 1999...........................          3
         Consolidated Condensed Statement of Changes in Shareholders' Equity from
                  January 1, 1998 through September 30, 2000.........................................          4
         Consolidated Condensed Statements of Cash Flows for the Nine Months Ended
                  September 30, 2000 and 1999........................................................          5
         Notes to Consolidated Financial Statements..................................................          6
Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................          7
Item 3 - Quantitative and Qualitative Disclosure About Market Risk...................................         11



                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................................        13
Item 2 - Changes in Securities........................................................................        13
Item 3 - Defaults upon Senior Securities..............................................................        13
Item 4 - Submission of Matters to a Vote of Security Holders..........................................        13
Item 5 - Other Information............................................................................        13
Item 6 - Exhibits and Reports on Form 8-K.............................................................        13


Signatures ...........................................................................................        14

Exhibit Index ........................................................................................        15

ITEM 1.         FINANCIAL STATEMENTS


                            AMERICORP AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               2000                    1999
                                                                         -----------------        -----------------
Cash and Due From Bank                                                         $   20,687               $   12,839
Federal Funds Sold                                                                 15,125                   18,000
                                                                         -----------------        -----------------
                                Total Cash and Cash Equivalents                    35,812                   30,839

Investment Securities                                                              20,852                   28,114

Loans                                                                             199,510                  181,325
Allowance for Loan Losses                                                         ( 2,860)                 ( 1,978)
                                                                         -----------------        -----------------
                                                      NET LOANS                   196,650                  179,347

Premises and Equipment                                                              1,296                    1,667
Other Real Estate Owned                                                               380                      206
Cash Surrender Value of Life Insurance                                              2,920                    2,758
Accrued Interest and Other Assets                                                   4,291                    3,035
                                                                         -----------------        -----------------

                                                                               $  262,201               $  245,966
                                                                         =================        =================


Noninterest-Bearing Deposits                                                   $   73,231               $   69,826
Interest-Bearing Deposits                                                         161,570                  140,051
                                                                         -----------------        -----------------
                                                 TOTAL DEPOSITS                   234,801                  209,877

Borrowings                                                                              -                   10,000
Accrued Interest and Other Liabilities                                              2,849                    3,025
                                                                         -----------------        -----------------
                                              TOTAL LIABILITIES                   237,650                  222,902

Common Stock                                                                        1,041                    1,052
Surplus                                                                             9,599                    9,558
Retained Earnings                                                                  13,998                   12,567
Accumulated Other Comprehensive Income                                               ( 87)                   ( 113)
                                                                         -----------------        -----------------
                                     TOTAL SHAREHOLDERS' EQUITY                    24,551                   23,064
                                                                         -----------------        -----------------

                                                                               $  262,201               $  245,966
                                                                         =================        =================

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                            AMERICORP AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                               ---------------------------------   ---------------------------------
                                                   2000               1999              2000              1999
                                               --------------    ---------------   ---------------    --------------
Interest Income                                     $  5,631           $  4,770          $ 15,907          $ 13,966
Interest Expense                                       1,595              1,125             4,231             3,518
                                               --------------    ---------------   ---------------    --------------

                       Net Interest Income             4,036              3,645            11,676            10,448

Provision for Loan Losses                                250                180               914               540
                                               --------------    ---------------   ---------------    --------------

                 Net Interest Income after
                 Provision for Loan Losses             3,786              3,465            10,762             9,908

Noninterest Income                                       650                820             1,997             2,111
Noninterest Expense                                    3,065              2,808             9,080             8,821
                                               --------------    ---------------   ---------------    --------------

                       Income Before Taxes             1,371              1,477             3,679             3,198

Income Taxes                                             407                581             1,030             1,225
                                               --------------    ---------------   ---------------    --------------

                                Net Income           $   964            $   896          $  2,649          $  1,973
                                               ==============    ===============   ===============    ==============

Per Share Data:
   Net Income - Basic                                $  0.46            $  0.43           $  1.26           $  0.95
                                               ==============    ===============   ===============    ==============
   Net Income - Diluted                              $  0.39            $  0.41           $  1.10           $  0.90
                                               ==============    ===============   ===============    ==============

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                            AMERICORP AND SUBSIDIARY
             UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                              COMMON STOCK                                              ACCUMULATED
                                         ------------------------                                          OTHER
                                           NUMBER OF                           COMPREHENSIVE RETAINED   COMPREHENSIVE
                                             SHARES      AMOUNT     SURPLUS      INCOME      EARNINGS      INCOME
                                         ------------- ----------  ----------  ------------ ----------  -------------
BALANCE AT JANUARY 1, 1998                  1,868,494      $ 934     $ 6,946                  $ 9,985        $    42
Issuance of Stock                             188,946         95       1,837
Retirement of Stock                           ( 5,446)       ( 3)       ( 12)                    ( 79)
Dividends                                                                                       ( 615)
Cash Paid for Fractional Shares                                                                   ( 2)
         COMPREHENSIVE INCOME
Net Income                                                                        $  1,164      1,164
Unrealized Gain on Securities Available
   for Sale, net of Taxes of $67                                                        95                        95
Reclassification Adjustment for Gain on
   Sale of Investment Securities Included in
   net Income, net of Taxes of $9                                                        9                         9
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                            $  1,268
                                                                               ============

                                         ------------- ----------  ----------               ----------  -------------
BALANCE AT DECEMBER 31, 1998                2,051,994      1,026       8,771                   10,453            146
Issuance of Stock                              70,970         35         870
Retirement of Stock                          ( 18,793)       ( 9)       ( 83)                   ( 280)
Dividends                                                                                       ( 928)
         COMPREHENSIVE INCOME
Net Income                                                                        $  3,322      3,322
Unrealized Loss on Securities Available
   for Sale, net of Taxes of $147                                                    ( 250)                    ( 250)
Reclassification Adjustment for Loss on
   Sale of Investment Securities Included
   in Net Income, Net of Taxes of $6                                                   ( 9)                      ( 9)
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                            $  3,063
                                                                               ============

                                         ------------- ----------  ----------               ----------  -------------
BALANCE AT DECEMBER 31, 1999                2,104,171     $1,052     $ 9,558                 $ 12,567   $      ( 113)
Issuance of Stock                              15,990          8         211
Retirement of Stock                          ( 37,181)      ( 19)      ( 170)                   ( 422)
Dividends                                                                                       ( 796)
         COMPREHENSIVE INCOME
Net Income                                                                        $  2,649      2,649
Unrealized Loss on Securities Available
   for Sale, net of Taxes of $12                                                        26                        26
                                                                               ------------
            TOTAL COMPREHENSIVE INCOME                                            $  2,675
                                                                               ============

                                         ------------- ----------  ----------               ----------  -------------
BALANCE AT SEPTEMBER 30, 2000               2,082,980     $1,041     $ 9,599                 $ 13,998   $       ( 87)
                                         ============= ==========  ==========               ==========  =============

ITEM 1.         FINANCIAL STATEMENTS - CONTINUED


                            AMERICORP AND SUBSIDIARY
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                    2000                 1999
                                                                                --------------      ---------------
OPERATING ACTIVITIES
   Net Income                                                                       $   2,649            $   1,973
   Adjustments to Reconcile Net Income to
      Net Cash Provided by Operating Activities:
         Depreciation and Amortization                                                    425                  452
         Provision for Loan Losses                                                        914                  540
         Other Items - Net                                                            ( 1,363)               ( 812)
                                                                                --------------      ---------------
                                                NET CASH PROVIDED
                                          BY OPERATING ACTIVITIES                       2,625                2,153

INVESTING ACTIVITIES
   Change in Interest-Bearing Deposits                                                      -                  296
   Purchases of Investment Securities                                                 ( 1,045)             ( 6,848)
   Maturities and Sales of Investment Securities                                        8,215               10,651
   Net Change in Loans                                                               ( 18,597)            ( 19,185)
   Purchase of Premises and Equipment                                                   ( 166)               ( 222)
   Proceeds from OREO Sales                                                               205                  624
                                                                                --------------      ---------------
                                                    NET CASH USED
                                          BY INVESTING ACTIVITIES                    ( 11,388)            ( 14,684)

FINANCING ACTIVITIES
   Net Change in Deposits                                                              24,924              ( 4,075)
   Decrease in Other Borrowings                                                      ( 10,000)                   -
   Repurchase Stock                                                                     ( 611)                   -
   Proceeds from Exercise of Options                                                      219                  363
   Dividends                                                                            ( 796)               ( 676)
                                                                                --------------      ---------------
                                         NET CASH PROVIDED (USED)
                                          BY FINANCING ACTIVITIES                      13,736              ( 4,388)
                                                                                --------------      ---------------

                                      INCREASE (DECREASE) IN CASH
                                             AND CASH EQUIVALENTS                       4,973             ( 16,919)

Cash and Cash Equivalents at Beginning of Period                                       30,839               48,211
                                                                                --------------      ---------------

                                        CASH AND CASH EQUIVALENTS
                                                 AT END OF PERIOD                  $   35,812           $   31,292
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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and nine month periods ended September 30, 2000 and 1999, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INCOME SUMMARY

Americorp reported net earnings of $2,649,000 or $1.26 basic income per share for the first nine months of 2000. This represents a 34.3% increase over the same period during 1999 when net earnings were $1,973,000 or $0.95 basic income per share. This increase principally resulted from a $1,228,000 increase in net interest income. For the quarter ended September 30, 2000, net earnings were $964,000, up from the $896,000 reported for the same quarter in 1999.

Annualized return on average assets for the three months and nine months ended September 30, 2000 was 1.49% and 1.41%, respectively, compared with 1.47% and 1.08% for the same periods in 1999. Return on average assets for the year ended December 31, 1999 was 1.36%.

Annualized return on average equity for the three months and nine months ended September 30, 2000 was 15.93% and 14.88%, respectively, compared with 16.58% and 12.39% for the same periods in 1999. Return on average equity for the year ended December 31, 1999 was 15.32%.

Quarterly cash dividends of $0.13 per share were declared in the third quarter of 2000, compared to $0.11 per share declared in the third quarter of 1999.

NET INTEREST INCOME

Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning asset exceeds the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings.

The following table sets forth the components of net interest income, average earning assets and net interest margin:

                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                        SEPTEMBER 30,                   SEPTEMBER 30,               YEAR ENDED
                                 -----------------------------   ----------------------------      DECEMBER 31,
                                     2000            1999            2000           1999               1999
                                 -------------   -------------   -------------  -------------    -----------------
Interest Income                       $ 5,631         $ 4,770        $ 15,907       $ 13,966            $  18,821
Interest Expense                        1,595           1,125           4,231          3,518                4,604
                                 -------------   -------------   -------------  -------------    -----------------

          Net Interest Income         $ 4,036         $ 3,645        $ 11,676       $ 10,448            $  14,217
                                 =============   =============   =============  =============    =================

Average Earning Assets              $ 231,337       $ 213,909       $ 223,988      $ 215,238           $  216,196
Net Interest Margin                     6.98%           6.82%           6.95%          6.47%                6.58%

Net interest income was $4.0 million for the quarter ended September 30, 2000, compared to $3.8 million for both the first and second quarters of 2000. Net interest margin was 6.98% for the third quarter of 2000 compared to a year-to-date 2000 net interest margin of 6.95%.

Net interest income was $11.7 million for the nine months ended September 30, 2000, compared to the $10.4 million for the nine months ended September 30, 1999. The $1,228,000 increase in net interest income was the result of the combination of increases in total earning assets, a significant change in the mix of earning assets and multiple increases in the prime rate in late 1999 and early 2000. Americorp experienced significant growth in loans from $172.0 million at September 30, 1999 to $199.0 million at September 30, 2000. Since loans are the Company's highest interest earning assets, this loan growth has increased the amount of net interest income and the net interest margin.

The net interest margin in the first nine months of 2000 was 6.95% compared to 6.47% for the same period in 1999. The first nine months of 2000 and 1999 were impacted by the prime rate changes. The prime rate for the first nine months in 2000 increased 100 basis points to end the period at 9.5% whereas the prime rate in the first nine months of 1999 increased 50 basis points to end the period at 8.25%. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. Deposits generally reprice at a slower pace, therefore increasing the net interest margin in the short run. Management increases the rates on deposits based on market conditions and is therefore unable to predict the timing of these increases or the ultimate impact on the Company's future net interest margin.

The prime rate was 8.25% for the first nine months of 1999, and then experienced a 25 basis points increase in November to end the year at 8.50%. Prime continued to rise in 2000 with 25 basis points increases in February and March and a 50 basis points increase in May to end the first nine months of 2000 at 9.50%

PROVISION FOR LOAN LOSSES

Americorp made a $414,000 contribution to the allowance for loan losses in the first quarter of 2000 and a $250,000 contribution for the second and third quarters of 2000. Management believes that the allowance, which equals 1.43% of total loans at September 30, 2000, is adequate to cover future losses. The allowance for loans losses at September 30, 1999 was 1.17% of total loans.

Changes in the allowance for loan losses for the quarter and nine months ended September 30, 2000 and 1999 are as follows (dollar amounts in thousands):

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ---------------------------     ---------------------------
                                                           2000           1999             2000           1999
                                                        -----------    ------------     -----------    ------------
Allowance, Beginning of Period                             $ 2,500         $ 1,900         $ 1,978         $ 1,953
Provision for Loan Losses                                      250             180             914             540
Loans Charged Off - net of Recoveries                          110            ( 71)           ( 32)          ( 484)
                                                        -----------    ------------     -----------    ------------

Allowance, End of Period                                   $ 2,860         $ 2,009         $ 2,860         $ 2,009
                                                        ===========    ============     ===========    ============

Noninterest Income

Noninterest income represents deposit account services charges and other types of non-loan related fee income. Noninterest income for the quarter ended September 30, 2000 totaled $650,000, down $170,000 from the $820,000 reported for the same period in 1999. Noninterest income for the nine months ended September 30, 2000 totaled $1,997,000, compared to the $2,111,000 reported for the same period in 1999. The third quarter and year to date declines were the result of a 1999 gain on sale of other real estate owned and a 2000 decrease in other fee income.

NONINTEREST EXPENSE

Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended September 30, 2000 totaled $3,065,000 compared to $2,808,000 for the same period of 1999. The third quarter increase is due to an increase in other real estate owned expenses resulting from a bank loan foreclosure during the third quarter, as well as increased costs for insurance and professional fees.

Noninterest expense for the nine months ended September 30, 2000 totaled $9,080,000 up slightly from the $8,821,000 for the same period in 1999. As an annualized percent of average assets, noninterest expense was 4.82% and 4.80% for the first nine months of 2000 and 1999, respectively.

INCOME TAXES

The Company's income tax provision for the first nine months of 2000 was $1,030,000, resulting in an effective rate of 28.0% on income before taxes. This rate compares to the 25.6% reported for the year ending December 31, 1999. The Company's effective tax has increased due to the remaining tax credits being utilized in 2000.

BALANCE SHEET ANALYSIS

Total assets at September 30, 2000 totaled $262.2 million, an increase of $16.2 million or 6.6% from December 31, 1999. The majority of this growth was centered in loans, which increased $18.2 million or 10.0%. Deposits have increased by $24.9 million or 11.9% during the first nine months of 2000. This increase was used to fund the assets growth described above as well as retire $10 million in short-term borrowing present at December 31, 1999.

ASSET QUALITY

The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                2000                   1999
                                                                           -----------------      -----------------
Loans 90 day past due and still accruing                                              $ 455                   $ 10
Loans on nonaccrual                                                                     915                  1,794
                                                                           -----------------      -----------------
                                               Nonperforming Loans                    1,370                  1,804
Other real estate owned (OREO)                                                          380                    206
                                                                           -----------------      -----------------
                                               Nonperforming Assets                 $ 1,750                $ 2,010
                                                                           =================      =================

Nonperforming Loans as a Percent
   of Total Loans                                                                     0.69%                  0.99%
Allowance for Loan Losses as a Percent
   of Nonperforming Loans                                                           208.76%                109.65%
Nonperforming Assets as a Percent
   of Total Assets                                                                    0.67%                  0.82%


The primary ratios of loan quality have improved in the first nine months of 2000. Nonperforming loans as a percent of total loans decreased to 0.69% at September 30, 2000, compared to 0.99% at December 31, 1999. Likewise, the allowance for loan losses as a percent of nonperforming loans increased to 208.76% at September 30, 2000, from 109.65% at December 31, 1999. The ratio of the allowance for loan losses to total loans has increased from 1.09% at December 31, 1999 to 1.43% at September 30, 2000. The decrease in nonperforming assets was the result of a sale of other real estate owned and the pay off of a nonaccrual loan.

The OREO property held by the bank at December 31, 1999 was sold during the third quarter of 2000, a minor gain on sale was recorded. At September 30, 2000, Americorp had one property in OREO with a total book value of $380,000. This property was converted to OREO during the third quarter of 2000.

CAPITAL

Total shareholders equity at September 30, 2000 totaled $24.6 million, which represents a 12.0% increase from $21.9 million at September 30, 1999.

The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                               RATIO                2000                 1999
                                                          ----------------     ----------------     ----------------
Tier 1 Capital (to Average Assets)                                  5.00%                9.41%                9.50%
Tier 1 Capital (to Risk Weighted Assets)                            6.00%               10.70%               10.90%
Total Capital (to Risk Weighted Assets)                            10.00%               11.95%               11.80%


On February 26, 2000, the Company established a stock repurchase program for up to 200,000 shares of Americorp's outstanding common stock. As of September 30, 2000, 37,181 shares had been repurchased under this program.

LIQUIDITY

Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

In Management's opinion there has not been a material change in Americorp's market risk profile during the nine months ended September 30, 2000. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

At September 30, 2000, Americorp had $144.7 million of assets and $154.5 million of liabilities repricing within one year. Therefore, $9.8 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, the recent increase in the prime rate has increased Americorp's net interest income in the short run as asset rates generally reprice faster than liability rates.

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

                None

       Item 4 - Submission of Matters to a Vote of Security Holders

                None

       Item 6 - Exhibits and Reports on Form 8-K

       A)       Exhibits

                3.1   Articles of Incorporation of Americorp (A)
                3.2   Bylaws of Americorp, as amended (A)
                3.3   Certificate of Secretary of Amendment to Bylaws
                10.1  Employment Agreement of Gerald J. Lukiewski (A)
                10.2  1994 Stock Option Plan (A)
                10.3  1998 Stock Option Plan (A)
                10.4  ACB 401K Profit Sharing Plan (A)
                10.5  Restated and Amended Senior Executives Retirement Plan (A)
                10.6  Restated and Amended Chief Executive Officer Retirement
                      Plan (A)
                10.7  Restated and Amended Directors Retirement Plan (A)
                10.8  Data processing Agreement with Electronic Data Systems
                      Corp. (A)
                10.9  First Amendment of Employment Agreement of Gerald J.
                      Lukiewski
                10.10 Change of Control Agreement of Gerald J. Lukiewski
                16    Letter concerning change in certifying accountant (B)
                21    Subsidiary of Americorp--American Commercial Bank is
                      the only subsidiary of Americorp
                27    Financial Data Schedule (for SEC use only)

       B)       Reports on Form 8-K

                None
----------------
(A) Filed with the SEC in Registration Statement 333-63841 on Form S-4 and by this reference incorporated herein.

(B) Contained in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 and by this reference incorporated herein.

   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                             AMERICORP


Date:          November 14, 2000                       /s/ GERALD J. LUKIEWSKI
                                                       -----------------------
                                                       Gerald J. Lukiewski
                                                       President and
                                                       Chief Executive Officer


Date:          November 14, 2000                       /s/ KEITH J. SCIARILLO
                                                       ----------------------
                                                       Keith J. Sciarillo
                                                       Senior Vice President and
                                                       Chief Financial Officer

EXHIBIT INDEX

3.1   Articles of Incorporation of Americorp (A)
3.2   Bylaws of Americorp, as amended (A)
3.3   Certificate of Secretary of Amendment to Bylaws
10.1  Employment Agreement of Gerald J. Lukiewski (A)
10.2  1994 Stock Option Plan (A)
10.3  1998 Stock Option Plan (A)
10.4  ACB 401K Profit Sharing Plan (A)
10.5  Restated and Amended Senior Executives Retirement Plan (A)
10.6  Restated and Amended Chief Executive Officer Retirement Plan (A)
10.7  Restated and Amended Directors Retirement Plan (A)
10.8  Data processing Agreement with Electronic Data Systems Corp. (A)
10.9  First Amendment of Employment Agreement of Gerald J. Lukiewski
10.10 Change of Control Agreement of Gerald J. Lukiewski
16    Letter concerning change in certifying accountant (B)
21 Subsidiary of Americorp--American Commercial Bank is the only subsidiary of Americorp
27    Financial Data Schedule (for SEC use only)

----------------
(A) Filed with the SEC in Registration Statement 333-63841 on Form S-4 and by this reference incorporated herein.

(B) Contained in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 and by this reference incorporated herein.