Form 10-K
period 2000-12-31
AMERICORP
filed 2001-03-30
CIK 824906

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
           ENDED DECEMBER 31, 2000
                                  OR


   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM ------------- TO
           -------------

                       Commission file number: 033-18392

                                   AMERICORP
                                ---------------
             (Exact name of registrant as specified in its charter)

State of California                                           77-0164985
---------------------------------                             ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification No.)

300 South Mills Road, Ventura, California 93003               (805) 658-6633
---------------------------------                             ---------------------
(Address of principal executive offices and Zip Code)         Registrant's telephone
                                                              number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]. NOT APPLICABLE

As of February 28, 2001, the aggregate market value of the common stock held by non-affiliates of the Company was $37,256,079.

Number of shares of common stock outstanding at February 28, 2001: 2,098,934

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX TO FORM 10-K

PART I....................................................................      3
     ITEM 1.  BUSINESS....................................................      3
     ITEM 2.  PROPERTIES..................................................     15
     ITEM 3.  LEGAL PROCEEDINGS...........................................     15
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     15

PART II...................................................................     16
     ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....     16
     ITEM 6.  SELECTED FINANCIAL DATA.....................................     18
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................     19
     ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...     33
     ITEM 8.  FINANCIAL STATEMENTS........................................     35
     ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE......................................     60

PART III..................................................................     61
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     61
    ITEM 11.  EXECUTIVE COMPENSATION......................................     63
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................     65
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     65
    ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K............................     66

                                     PART I

ITEM 1: BUSINESS

GENERAL

    Americorp (hereinafter "Americorp" or the "Company") was incorporated under the laws of the State of California and commenced operations in 1987 as a bank holding company for American Commercial Bank ("ACB" or the "Bank"). Other than its investment in the Bank, the Company currently conducts no other significant business activities, although it is authorized to engage in a variety of activities which are deemed closely related to the business of banking upon prior approval of the Board of Governors of the Federal Reserve System, the Company's primary regulator. As of December 31, 2000, the Company had total consolidated assets of approximately $266 million, total consolidated deposits of $238 million and total consolidated shareholders' equity of $26 million.

    The Bank was incorporated under the laws of the State of California in 1973 and was licensed by the California State Banking Department, now known as of the California Department of Financial Institutions ("DFI") and commenced operations as a California state chartered bank in September 1973. As a California state bank, the Bank is subject to the primary supervision, examination and regulation by the DFI, and the Federal Deposit Insurance Corporation (the "FDIC"). The Bank's accounts are insured by the FDIC up to the applicable limits thereof, but like most banks of its size in California, is not a member of the Federal Reserve Bank.

BANKING SERVICES

    ACB is engaged in substantially all of the business operations customarily conducted by independent California state banks. ACB maintains three full service-banking offices in the city of Ventura, two full service offices in the city of Oxnard and one full service office in the city of Camarillo. ACB's banking services include the acceptance of checking and savings deposits, and the making of commercial, SBA, real estate, personal, automobile and other installment loans. ACB also offers traveler's checks, notary public and other customary bank services to its customers. While ACB does offer credit cards to its customers, other financial institutions issue the cards. Trust services are not offered by ACB.

    ACB's deposits are attracted primarily from individuals and small and medium-sized business-related sources. ACB also attracts deposits from several local agencies. In connection with municipal deposits, ACB is generally required to pledge securities to secure such deposits, except for the first $100,000 of such deposits which are insured by the FDIC.

    ACB is engaged in lending activities to businesses and consumers throughout the geographic area of Ventura County, California. ACB has, to some degree, concentrations in real estate loans and real estate associated businesses. The risks associated with loans vary with the borrower, associated type of industry and prevailing economic conditions.

    Business loans are extended to a variety of commercial borrowers. These loans include revolving lines of credit, both secured and unsecured; equipment financing and term loans on real estate. In general, business loans have a higher degree of risk associated with changing economic cycles, product obsolescence and management experience. ACB utilizes a loan policy manual which sets standards for the accepted level of risk in the particular area under consideration. Business loans are reviewed by experienced loan personnel utilizing a secondary review and approval process which ultimately is overseen by the Board of Directors. ACB typically obtains the guarantees of the borrowing company's principal owners. Business lending risk is also mitigated by the contracted services of an independent loan review company. Commercial loans outstanding, as of December 31, 2000, totaled $47 million representing 23.9% of the portfolio.

    ACB also structures commercial loans secured by real estate. These loans also vary in risk depending primarily on business cycles. Commercial real estate loans generally are amortized over a 20-year period with maturity dates of 5 years. ACB accepts properties whose appraised values provides a loan-to-value ratio of 75% or less. Commercial loans outstanding secured by real estate, at December 31, 2000, totaled $123 million, representing 62.3% of the portfolio. ACB is not involved with any residential tract housing construction and limits construction loans to either pre-sold or contract homes with permanent financing arranged. Construction loans total less than 5% of the total loan portfolio.

    ACB is also engaged in the brokering of single-family first trust deeds to other lenders.

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

    The merger with CIB was intended to be a so-called "Merger of Equals" whereby comparatively similar sized financial institutions and their respective managements, boards of directors, shareholder groups and businesses are combined to create an institution which may provide for, among other things, increased synergies, expanded products and markets, higher lending limits and a reduction of overall overhead costs, including a reduction in duplicate positions and employee benefits. Such mergers may also enhance the liquidity of a shareholder's investment and may provide the combined entity with easier access to the capital markets. "Mergers of Equals" provide the same types of risk associated with combining any two entities, including
(i) the disadvantages of being part of a larger entity, including reduced voting power and the potential for decreased customer service; (ii) the integration of the different corporate cultures of the entities will divert the combined entities' management time from other activities and (iii) the proposed changes to policies and procedures of the combined entity may not prove to be successful to the customers of the combined entity. "Mergers of Equals" also generally provide, among other less favorable aspects, a smaller premium on their investment to the non-surviving institutions' shareholders than would be anticipated in an actual sale of control, less liquidity to such shareholders for their investment than if the non-surviving institution had been acquired by a larger acquirer as well as the difficulties associated with combining the human resources and cultural differences of two similar sized institutions.

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

REGULATORY ACTIONS

    During the fourth quarter of 2000, the FDIC completed a compliance examination of the Bank. As a result of such examination, on March 22, 2001, the Bank executed a Memorandum of Understanding which the Bank agreed to take the following actions: (i) appoint a compliance officer; (ii) correct all alleged violations listed in the report; (iii) develop and implement monitoring procedures; (iv) provide a training program for Bank personnel; (v) define and document the organizational structure of the compliance program; (vi) amend the Bank's loan policy and procedures to address recommendations made by the FDIC during the examination; (vii) establish an independent audit process;
(viii) monitor and confirm the completion of actions taken by management to comply with the terms of the Memorandum of Understanding; and (ix) furnish written progress reports to the FDIC. The Memorandum of Understanding will become effective following execution by the FDIC, which is expected to occur in the first part of the second quarter of 2001.

    The Bank believes that it is in compliance with the Memorandum of Understanding.

SUPERVISION AND REGULATION

    The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

    THE COMPANY

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

    The Company will be required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

    The Company is prohibited by the Bank Holding Company Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

    The Company, and any subsidiaries which it may acquire or organize, are deemed to be "affiliates" of the Company within the meaning of that term as defined in the Federal Reserve Act. This means, for example, that there are limitations (a) on loans by it subsidiaries to affiliates, and (b) on investments by its subsidiaries in affiliates' stock as collateral for loans to any borrower. The Company and its subsidiary are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

    The Company and its subsidiary are prohibited from engaging in certain tie-in arrangements in connection with an extension of credit, sale or lease of property or furnishing of services. Section 106(b) of the Bank Holding Company Act Amendments of 1970 generally prohibits a bank from tying a product or service to another product or service offered by its subsidiaries, or by any of its affiliates. Further, the Company and its subsidiary is required to maintain certain levels of capital. See, "Effect of Governmental Policies and Recent Legislation Capital Standards."

    The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company is required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

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

    THE BANK

    The Bank is extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

    The Bank is chartered under the laws of the State of California and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the DFI and the FDIC. Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal and California statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

EFFECT OF GOVERNMENTAL POLICIES AND RECENT LEGISLATION

    Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the Bank's control. Accordingly, the Bank's earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

    The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System ("FRB"). The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of Bank loans, investments and deposits and also affects interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

CAPITAL STANDARDS

    The Federal Reserve Board and FDIC have adopted risk-based minimum capital guidelines (for bank holding companies and insured non-member state banks, respectively) intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

    A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long-term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

    In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. These agencies indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the Bank's capital adequacy. A bank with material weaknesses in its risk management process or high levels of exposure relative to its capital will be directed by the agencies to take corrective action. Such actions will include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure, or some combination thereof depending upon the individual institution's circumstances.

    The federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

    Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules governing banks and bank holding companies, which became effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

    The following table presents the amounts of regulatory capital and the capital ratios for the Bank, compared to its minimum regulatory capital requirements as of December 31, 2000

                                                                  DECEMBER 31, 2000
                                                              --------------------------
                                                                         MINIMUM CAPITAL
                                                               ACTUAL      REQUIREMENT
                                                              --------   ---------------
Leverage ratio..............................................     9.5%          4.0%
Tier 1 risk-based ratio.....................................    11.0%          4.0%
Total risk-based ratio......................................    12.3%          8.0%

    Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 2000. For more information concerning the capital ratios of the Company and the Bank, see Note 14 to the Americorp Financial Statements contained in Item 8 of this Report.

    On January 1, 1998, new legislation became effective which, among other things, gave the power to the DFI to take possession of the business and properties of a bank in the event that the tangible shareholders' equity of the Bank is less than the greater of (i) 3% of the Bank's total assets or
(ii) $1,000,000.

    Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

PROMPT CORRECTIVE ACTION

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

    An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

           "Well capitalized"                      "Adequately capitalized"
-----------------------------------------  -----------------------------------------

Total risk-based capital of 10%;           Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%; and       Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                      Leverage ratio of 4%.

           "Undercapitalized"                  "Significantly undercapitalized"
-----------------------------------------  -----------------------------------------

Total risk-based capital less than 8%;     Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%;    Tier 1 risk-based capital less than 3%;
or                                         or
Leverage ratio less than 4%.               Leverage ratio less than 3%.

      "Critically undercapitalized"
-----------------------------------------

Tangible equity to total assets less than 2%.

    An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

    The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan
(i) specifies the steps the institution will take to become adequately capitalized, (ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt correction action provisions. An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced acquisition;
(ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities;
(vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions;
(ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

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

SAFETY AND SOUNDNESS STANDARDS

    Effective in 1995 the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). These standards are designed to identify potential safety and soundness concerns and ensure that action is taken to address those concerns before they pose a risk to the deposit insurance fund. The standards relate to (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset growth; (v) earnings; and (vi) compensation, fees and benefits. If a federal banking agency determines that an institution fails to meet any of these standards, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. In the event the institution fails to submit an acceptable plan within the time allowed by the agency or fails in any material respect to implement an accepted plan, the agency must, by order, require this institution to correct the deficiency. Effective October 1, 1996, the federal banking agencies promulgated safety and soundness regulations and accompanying interagency compliance guidelines on asset quality and earnings standards. These new guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. The institution should (i) conduct periodic asset quality reviews to identify problem assets; (ii) estimate the inherent losses in those assets and establish reserves that are sufficient to absorb estimated losses; (iii) compare problem asset totals to capital; (iv) take appropriate corrective action to resolve problems assets; (v) consider the size and potential risks of material asset concentrations; and (vi) provide periodic asset reports with adequate information for management and the board of directors to assess the level of risk. These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

PREMIUMS FOR DEPOSIT INSURANCE

    All deposits of the Bank are insured by the FDIC and are subject to FDIC insurance assessment. The amount of FDIC assessment paid by individual insured depository institutions is based upon their relative risk as measured by regulatory capital ratios and certain other factors. As a result of its "Well Capitalized" status, the Bank currently pays approximately $43,000 per year.

INTERSTATE BANKING AND BRANCHING

    On September 29, 1994, the President signed into law the Rieglel Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under Bank Holding Company Act to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which it is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five-year existence requirement.

    The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

    In 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company intends to operate, although it is difficult to assess the impact that such increased competition may have on the Company's operations. The Interstate Act may increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact each likely increased competition may have on the Company's operations.

COMMUNITY REINVESTMENT ACT AND FAIR LENDING DEVELOPMENTS

    The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.

    In 1995 the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.

    In 1994 the federal Interagency Task Force on Fair Leading issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

    In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank has consistently been rated "satisfactory."

FINANCIAL MODERNIZATION LEGISLATION

    On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act, or GLB Act, which significantly changed the regulatory structure and oversight of the financial services industry. The GLB Act revises the Bank Holding Company Act of 1956 and repeals the affiliation provisions of the Glass-Steagall Act of 1933, permitting a qualifying holding company, called a financial holding company, to engage in a full range of financial activities, including banking, insurance, and securities activities, as well as merchant banking and additional activities that are "financial in nature" or "complementary" to such financial activities. The GLB Act thus provides expanded financial affiliation opportunities for existing bank holding companies and permits various non-bank financial services providers to acquire banks by allowing bank holding companies to engage in activities such as securities underwriting, and underwriting and brokering of insurance products. The GLB Act also expands passive investments by financial holding companies in any type of company, financial or nonfinancial, through merchant banking and insurance company investments. In order for a bank holding company to qualify as a financial holding company, its subsidiary depository institutions must be "well-capitalized" and "well-managed" and have at least a "satisfactory" Community Reinvestment Act rating.

    The GLB Act also reforms the regulatory framework of the financial services industry. Under the GLB Act, financial holding companies are subject to primary supervision by the FRB while current federal and state regulators of financial holding company regulated subsidiaries such as insurers, broker-dealers, investment companies and banks generally retain their jurisdiction and authority. In order to implement its underlying purposes, the GLB Act preempts state laws restricting the establishment of financial affiliations authorized or permitted under the GLB Act, subject to specified exceptions for state insurance regulators. With regard to securities laws, the GLB Act removes the current blanket exemption for banks from the broker-dealer registration requirements under the Securities Exchange Act of 1934, amends the Investment Company Act of 1940 with respect to bank common trust fund and mutual fund activities, and amends the Investment Advisers Act of 1940 to require registration of banks that act as investment advisers for mutual funds.

    The GLB Act also includes provisions concerning subsidiaries of banks, permitting a bank to engage in most financial activities through a financial subsidiary, provided that the Bank and its depository institution affiliates are "well capitalized" and "well managed" and meet certain other qualification requirements relating to total assets, subordinated debt, capital, risk management, and affiliate transactions. With respect to subsidiaries of state banks, new activities as "principal" would be limited to those permissible for a bank financial subsidiary. The GLB Act requires a state bank with a financial subsidiary permitted under the GLB Act as well as its depository institution affiliates to be "well capitalized," and also subjects the Bank to the same capital, risk management and affiliate transaction rules as applicable to banks. The provisions of the GLB Act relating to financial holding companies became effective 120 days after its enactment excluding the federal preemption provisions, which became effective on the date of enactment.

    The GLB Act will likely increase competition in the markets in which the Bank operates, although it is difficult to assess the impact that such increased competition may have on the Bank's operations.

POTENTIAL ENFORCEMENT ACTIONS

    Commercial banking organizations and bank holding companies, such as the Bank and the Company, may be subject to potential enforcement actions by federal and state bank regulatory officials for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

HAZARDOUS WASTE CLEAN-UP COSTS

    Management is aware of recent legislation and cases relating to hazardous waste clean-up costs and potential liability. Based on a general survey of the loan portfolios of the Bank, conversations with local authorities and appraisers, and the type of lending currently and historically done by the Bank (the Bank has generally not made the types of loans generally associated with hazardous waste contamination problems), management is not aware of any potential liability for hazardous waste contamination.

OTHER REGULATIONS AND POLICIES

    The federal regulatory agencies have adopted regulations that implement
Section 304 of FDICIA which requires federal banking agencies to adopt uniform regulations prescribing standards for real estate lending. Each insured depository institution must adopt and maintain a comprehensive written real estate lending policy, developed in conformance with prescribed guidelines, and each agency has specified loan-to-value limits in guidelines concerning various categories of real estate loans.

    Various requirements and restrictions under the laws of the United States and the State of California affect the operations of the Bank. Federal regulations include requirements to maintain non-interest bearing reserves against deposits, limitations on the nature and amount of loans which may be made, and restrictions on payment of dividends. The California Commissioner of Financial Institutions approves the number and locations of the branch offices of a bank. California law exempts banks from the usury laws.

BUSINESS CONCENTRATIONS

    As of December 31, 2000, the Company had approximately $266 million in assets and $238 million in deposits. No individual or single group of related accounts is considered material in relation to the Company's totals, or in relation to its overall business.

MONETARY POLICY

    Banking is a business which depends on rate differentials. In general, the difference between the interest paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its clients and securities held in the Bank investment portfolios will comprise a major portion of the Bank's earnings.

    The earnings and growth of the Bank will be affected not only by general economic conditions, both domestic and international, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in U.S. Government securities, limitations upon savings and time deposit interest rates, and adjustments to the discount rates applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on the Bank's businesses and earnings cannot be predicted.

COMPETITION

    The banking business in California generally, and is the Bank's primary service areas specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices and operations over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance and wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services such as trust services and international banking which are not offered directly by the Bank (but which can be offered indirectly by the Bank through correspondent institutions). In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Bank. (Legal lending limits to an individual client are based upon a percentage of a bank's total capital accounts.) Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank is the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings.

    In order to compete with other competitors in their primary service areas, the Bank attempts to use to the fullest extent the flexibility which their independent status permits. This includes an emphasis on specialized services, local promotional activity, and personal contacts by their respective officers, directors and employees. In particular, each of the banks offers highly personalized banking services.

EMPLOYEES

    At December 31, 2000, the Bank had a total of 104 full-time equivalent employees and 19 part-time employees. The Bank believes that its employee relations are satisfactory.

ITEM 2. PROPERTIES

    All of ACB's offices are leased. See Note 4 to the Americorp Financial Statements contained in Item 8 of this Report for certain additional information concerning the amount of ACB's lease commitments. Americorp has no separate facilities.

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

    The management of Americorp is aware of four securities dealers who maintain an inventory and makes a market in Americorp Common Stock-Maguire Investments, Santa Maria, California; Monroe Securities, Inc., Rochester, New York; Hoefer & Arnett, San Francisco, California; and Crowell Weedon and Co., Encino, California.

    The following prices do not necessarily include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Additionally, there may have been transactions at prices other than those shown below. All prices have been adjusted for the two-for-one stock split of the Common Stock which was effective on April 15, 1999.

QUARTER                   HIGH       LOW
-------                 --------   --------
1st '99.......           $20.00     $19.50
2nd '99.......            19.75      18.75
3rd '99.......            20.50      18.50
4th '99.......            19.63      17.88

1st '00.......           $19.00     $15.38
2nd '00.......            18.00      16.00
3rd '00.......            17.00      15.63
4th '00.......            20.00      15.00

SHAREHOLDERS

    As of March 1, 2001, there were approximately 393 holders of Americorp Common Stock. There are no other classes of equity securities outstanding.

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

    Americorp has paid 69 consecutive quarterly cash dividends to its shareholders. Americorp is currently paying quarterly cash dividends of $0.15 per share.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data with respect to the Company's consolidated statement of financial position for the years ended December 31, 2000 and 1999 and its consolidated statements of income for the years ended December 31, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements included in Item 8 of this Form 10-K. The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed in Note 17 to the consolidated financial statements. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to Company's consolidated statement of financial position as of December 31, 1998, 1997 and 1996 and its consolidated statements of income for the years ended December 31, 1997 and 1996 have been derived from the audited financial statements of the Company, which are not presented herein.

                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
SUMMARY OF OPERATIONS:
  Interest Income.........................  $ 21,604   $ 18,821   $ 18,054   $ 16,575   $ 15,120
  Interest Expense........................     5,865      4,604      4,972      4,626      4,593
                                            --------   --------   --------   --------   --------
  Net Interest Income.....................    15,739     14,217     13,082     11,949     10,527
  Provision for Loan Losses...............     1,634        720        523        780      1,743
                                            --------   --------   --------   --------   --------
  Net Interest Income After Provision for
    Loan Losses...........................    14,105     13,497     12,559     11,169      8,784
  Noninterest Income......................     2,746      2,898      2,708      2,719      1,955
  Noninterest Expense.....................    12,158     11,928     13,425     11,013      9,938
                                            --------   --------   --------   --------   --------
  Income Before Income Taxes..............     4,693      4,467      1,842      2,875        801
  Income Taxes............................     1,029      1,145        678        972        272
                                            --------   --------   --------   --------   --------
  Net Income..............................  $  3,664   $  3,322   $  1,164   $  1,903   $    529
                                            ========   ========   ========   ========   ========
  Dividends...............................  $  1,110   $    928   $    615   $    581   $    572
PER SHARE DATA:
  Net Income--Basic.......................  $   1.75   $   1.60   $   0.59   $   1.04   $   0.29
  Net Income--Diluted.....................  $   1.73   $   1.49   $   0.55   $   0.93   $   0.26
  Book Value..............................  $  12.18   $  10.96   $   9.94   $   9.59   $   8.90
STATEMENTS OF FINANCIAL CONDITION SUMMARY:
  Total Assets............................  $266,495   $245,966   $241,725   $223,252   $201,680
  Total Deposits..........................   238,149    209,877    217,721    201,795    183,047
  Securities..............................    18,720     27,364     32,388     39,262     39,199
  Loans, net..............................   193,923    179,347    152,638    134,027    114,798
  Allowance for Loan Losses (ALLL)........     3,553      1,978      1,953      1,966      1,535
  Total Shareholders' Equity..............    25,512     23,064     20,396     17,907     16,068
SELECTED RATIOS:
  Return on Average Assets................      1.44%      1.36%      0.51%      0.92%      0.27%
  Return on Average Equity................     15.17%     15.32%      6.00%     11.33%      3.24%
  Net Interest Margin.....................      6.94%      6.58%      6.56%      6.60%      6.22%
  Dividend Payout Ratio...................     30.29%     27.93%     52.84%     30.53%    108.13%
  Non-performing Loans to Total Loans.....      0.39%      0.99%      1.65%      1.45%      0.96%
  Non-performing Assets to Total Assets...      0.41%      0.82%      1.06%      1.01%      0.58%
  ALLL to Non-performing Loans............    456.10%    109.65%     76.17%     99.70%    136.81%
  Average Shareholders' Equity to Average
    Assets................................      9.49%      8.90%      8.51%      8.10%      8.37%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EARNINGS OVERVIEW

    The Company reported earnings of $3.7 million in 2000, or $1.73 diluted earnings per share. This represents an increase of 10.3% from 1999 when earnings were $3.3 million. This increase was primarily the result of a $1.5 million increase in net interest income reduced by a $914,000 increase in the provision for loans losses plus a slight increase in noninterest expenses.

    The Company reported net earnings of $3.3 million or $1.49 diluted earnings per share for 1999. This represents almost a threefold increase from 1998 when net earnings were $1.2 million or $0.55 diluted earnings per share. This significant increase occurred as the Company experienced strong growth in operating income (up approximately 8%) and significantly lowers operating costs (down approximately 12%). Nonrecurring 1998 costs associated with the CIB merger and a reduction of approximately 10% in personnel costs represented the majority of this decline.

    The following table sets forth several key operating ratios for 2000, 1999 and 1998:

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                       ------------------------------------
                                                         2000          1999          1998
                                                       --------      --------      --------
Return on Average Assets.............................    1.44%         1.36%         0.51%
Return on Average Equity.............................   15.17%        15.32%         6.00%
Dividend Payout Ratio................................   30.29%        27.93%        52.84%
Average Shareholder's Equity to Average Total
  Assets.............................................    9.49%         8.90%         8.51%

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

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                                       AVERAGE                          AVERAGE                          AVERAGE
                                            INTEREST   YIELD OR              INTEREST   YIELD OR              INTEREST   YIELD OR
                                 AVERAGE     EARNED      RATE     AVERAGE     EARNED      RATE     AVERAGE     EARNED      RATE
                                 BALANCE    OR PAID      PAID     BALANCE    OR PAID      PAID     BALANCE    OR PAID      PAID
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
ASSETS
Interest-Earning Assets:
  Investment Securities........  $ 22,808   $  1,335      5.85%   $ 28,925   $ 1,596      5.52%    $ 35,834   $ 2,002      5.59%
  Federal Funds Sold...........    11,414        721      6.32%     19,229       932      4.85%      21,565     1,110      5.15%
  Other Earning Assets.........        --         --      0.00%         --        --      0.00%       1,189        68      5.72%
  Loans........................   192,625     19,548     10.15%    168,042    16,293      9.70%     140,848    14,874     10.56%
                                 --------   --------              --------   -------               --------   -------
Total Interest-Earning
  Assets.......................   226,847     21,604      9.52%    216,196    18,821      8.71%     199,436    18,054      9.05%
Cash and Due From Banks........    22,436                           21,190                           21,281
Premises and Equipment.........     1,510                            2,074                            2,348
Other Real Estate Owned........       244                              519                               96
Accrued Interest and Other
  Assets.......................     6,134                            5,625                            6,714
Allowance for Loan Losses......    (2,547)                          (1,882)                          (1,947)
                                 --------                         --------                         --------
Total Assets...................  $254,624                         $243,722                         $227,928
                                 ========                         ========                         ========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-Bearing Liabilities:
  Money Market and NOW.........  $ 63,858      1,317      2.06%   $ 65,767     1,209      1.84%    $ 66,501     1,352      2.03%
  Savings......................    17,340        342      1.97%     18,568       367      1.98%      18,017       389      2.16%
  Time Deposits under
    $100,000...................    42,690      2,353      5.51%     36,943     1,694      4.59%      35,173     1,823      5.18%
  Time Deposits of $100,000 or
    More.......................    31,299      1,817      5.81%     26,973     1,329      4.93%      26,398     1,408      5.33%
  Other........................       464         36      7.76%        110         5      4.55%          --        --       n/a
                                 --------   --------              --------   -------               --------   -------
Total Interest-Bearing
  Liabilities..................   155,651      5,865      3.77%    148,361     4,604      3.10%     146,089     4,972      3.40%
Noninterest-Bearing
  Liabilities:
  Demand Deposits..............    72,239                           70,774                           59,383
  Other Liabilities............     2,575                            2,896                            3,062
  Shareholders' Equity.........    24,159                           21,691                           19,394
                                 --------                         --------                         --------
Total Liabilities and
  Shareholders' Equity.........  $254,624                         $243,722                         $227,928
                                 ========                         ========                         ========
  Net Interest Income..........             $ 15,739                         $14,217                          $13,082
                                            ========                         =======                          =======
Net Yield on Interest-Earning
  Assets.......................                           6.94%                           6.58%                            6.56%

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

    Net interest income for 2000 was $15.7 million, an increase of $1.5 million or 10.7% when compared to $14.2 million in 1999. This increase was attributable to the growth in interest-earning assets and an increase in the net yield on interest-earning assets from 6.58% in 1999 compared to 6.94% in 2000. Interest-earning assets increased $10.7 million or 4.9% to $226.8 million in 2000 compared to $216.2 million in 1999. Contributing to the overall increase in the net yield on interest-earning assets was the Company's growth in average loans, which increased $24.6 million. This growth was funded partially by the $7.3 million increase in interest-bearing liabilities and balance was funded by reducing the lower yielding investments and federal funds sold.

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

    Interest income for 2000 was $21.6 million compared to $18.8 million in 1999. This increase of $2.8 million was comprised of additional income of $1.7 million resulting from increased interest-earning assets and $1.1 million resulting from an 81 basis point increase in the overall yield on interest-earning assets. As noted above, the increase in the net yield was positively impacted by the large increase in average loans.

    Interest income for 1999 was $18.8 million compared to $18.1 million in 1998. This increase of $0.7 million was comprised of additional income of $2.2 million resulting from increased interest-earning assets reduced by $1.4 million resulting from a 34 basis point decline in the overall yield on interest-earning assets.

    Interest expense in 2000 was $5.9 million compared to $4.6 million in 1999. This increase was due to a $7.3 million increase in total interest-bearing liabilities and a 67 basis point increase in the net rate paid on these liabilities. The increase in the rate paid on these liabilities was due to the increasing rate environment experienced in late 1999 and 2000.

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

    During 1999 the Company increased it average interest-earning assets by $16.8 million while limiting its increase in interest-bearing liabilities to $2.3 million. This apparent shortfall was funded primarily by a $11.4 million increase in average noninterest-bearing demand deposits and a $2.3 million increase in shareholders' equity. This form of funding has a positive impact of the Company's net interest income.

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

                                                                  YEAR ENDED                       YEAR ENDED
                                                              DECEMBER 31, 2000                DECEMBER 31, 1999
                                                                    VERSUS                           VERSUS
                                                                  YEAR ENDED                       YEAR ENDED
                                                              DECEMBER 31, 1999                DECEMBER 31, 1998
                                                        ------------------------------   ------------------------------
                                                           INCREASE (DECREASE) DUE         INCREASE (DECREASE) DUE TO
                                                                 TO CHANGE IN                      CHANGE IN
                                                        ------------------------------   ------------------------------
                                                         VOLUME      RATE      TOTAL      VOLUME      RATE      TOTAL
                                                        --------   --------   --------   --------   --------   --------
INTEREST-EARNING ASSETS:
  Investment Securities...............................   $ (353)    $  92      $ (261)    $ (381)    $  (25)    $ (406)
  Federal Funds Sold..................................     (445)      234        (211)      (115)       (63)      (178)
  Other Earning Assets................................       --        --          --        (34)       (34)       (68)
  Loans...............................................    2,468       787       3,255      2,707     (1,288)     1,419
                                                         ------     -----      ------     ------     ------     ------
  TOTAL INTEREST INCOME...............................    1,670     1,113       2,783      2,177     (1,410)       767

INTEREST-BEARING LIABILITIES:
  Money Market and NOW................................      (36)      144         108        (15)      (128)      (143)
  Savings.............................................      (25)       --         (25)        12        (34)       (22)
  Time Deposits under $100,000........................      286       373         659         89       (218)      (129)
  Time Deposits $100,000 or More......................      231       257         488         30       (109)       (79)
  Other...............................................       25         6          31          3          2          5
                                                         ------     -----      ------     ------     ------     ------
  TOTAL INTEREST EXPENSE..............................      481       780       1,261        119       (487)      (368)
                                                         ------     -----      ------     ------     ------     ------
  NET INTEREST INCOME.................................   $1,189     $ 333      $1,522     $2,058     $ (923)    $1,135
                                                         ======     =====      ======     ======     ======     ======

PROVISION FOR LOANS LOSSES

    The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in the Company's loan portfolio. During 2000, the provision for loan losses was $1,634,000 compared to $720,000 in 1999 and $523,000 in 1998. See "Allowance for Loan Losses" later in this discussion for additional information on the Company's methodology for determining the adequacy of the allowance, summary of historical loan losses and analysis of overall asset quality.

NONINTEREST INCOME

    Noninterest income was $2.8 million in 2000, of which approximately 90% were the traditional service charges on accounts and fees collected in commercial banking. This amount represents 1.1% of average assets for 2000. This was comparable to the $2.9 million, or 1.2% of average assets, reported in 1999 and the $2.7 million, or 1.2% of average assets, reported in 1998.

NONINTEREST EXPENSE

    Noninterest expense reflects the costs of products and services related to systems, facilities and personnel for the Company. Noninterest expense was $12.2 million in 2000, $11.9 million in 1999 and $13.4 million in 1998. The major components of noninterest expense stated as a percentage of average assets are as follows:

                                                            2000           1999           1998
                                                          --------       --------       --------
Salaries and Employee Benefits.....................         2.34%          2.43%          2.90%
Occupancy Expenses.................................         0.46%          0.46%          0.52%
Furniture and Equipment............................         0.33%          0.42%          0.31%
Advertising and Promotion Expense..................         0.08%          0.10%          0.13%
Legal and other Professional Expense...............         0.30%          0.23%          0.30%
Data Processing....................................         0.29%          0.27%          0.22%
Office Supplies and Expenses.......................         0.22%          0.25%          0.22%
Merchant Card Program Expenses.....................         0.16%          0.16%          0.21%
Resturcturing Charges and Merger-Related Costs.....           --             --           0.23%
Other..............................................         0.59%          0.57%          0.85%
                                                            ----           ----           ----
                                                            4.77%          4.89%          5.89%
                                                            ====           ====           ====

    Disregarding the restructuring charges and merger-related costs incurred in 1998, noninterest expense as a percentage of average assets has declined from 5.66% in 1998 to 4.77% in 2000. The Company believes this decline is primarily related to the operating efficiencies derived from its 1998 merger with Channel Islands Bank as well as its continuing effort to control and reduce noninterest expense.

INCOME TAXES

    Income tax expense was $1,029,000, $1,145,000, and $678,000 for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, respectively. These expenses resulted in an effective tax rate of 21.9% in 2000, 25.5% in 1999 and 36.8% in 1998. The significant decline in the effective rate in 2000 and 1999 was due to the utilization of previously unrecognized tax credits. During 2000 the Company utilized $706,000 of these credits, compared to $512,000 in 1999. No additional credits are available at December 31, 2000 and, therefore, the Company anticipates that its effective tax rate will rise in 2001. The Company's effective tax rate is also favorably impacted by its investments in municipal securities. See also Note 8 to the consolidated financial statements for additional information on the Company's income taxes.

BALANCE SHEET ANALYSIS

    The Company's primarily operating goals for 2000 were the successful integration of the branches it obtained in the merger on December 31, 1998 with Channel Islands Bank, maximization of the operating efficiencies provided by that merger and growth in its core banking operations. The combination of these goals had the following impact on the Company's balance sheet.

    First, the Company experienced asset growth of approximately 8.3%. Total assets at December 31, 2000 were $266.0 million compared to $246.0 million at December 31, 1999. This is compared to an increase of $4.3 million or 1.8% during 1999.

    Similarly, the company experienced an increase in total deposits, which ended 2000 at $238.1 million compared to $209.9 million at the end of 1999. This increase of $28.2 million was used to fund the growth in assets noted above and to retire the $10.0 million in short-term borrowings outstanding at December 31, 1999.

INVESTMENT PORTFOLIO

    The following table summarizes the amounts and distribution of the Company's investment securities held as of the dates indicated, and the weighted-average yields as of December 31, 2000 (dollar amounts in thousands):

                                                                        DECEMBER 31,
                                                          -----------------------------------------
                                                                       1999                  2000
                                                          ------------------------------   --------
                                                                                WEIGHTED
                                                            BOOK      MARKET    AVERAGE      BOOK
                                                           VALUE      VALUE      YIELD      VALUE
                                                          --------   --------   --------   --------
U.S. TREASURY SECURITIES:
  One to Five Years.....................................  $ 1,944    $ 1,910      4.33%    $ 1,892

U.S. GOVERNMENT AND AGENCY SECURITIES:
  Within One Year.......................................    1,500      1,497      5.79%        998
  One to Five Years.....................................    1,993      1,988      5.78%      3,458
                                                          -------    -------               -------
    Total U.S. Government and Agency Securities.........    3,493      3,485      5.78%      4,456

MUNICIPAL SECURITIES:
  Within One Year.......................................    1,166      1,171      5.77%        631
  One to Five Years.....................................    2,166      2,191      5.37%      3,107
  Five to Ten Years.....................................    2,633      2,731      5.86%      2,860
  After Ten Years.......................................      531        543      5.61%        955
                                                          -------    -------               -------
    Total Municipal Securities..........................    6,496      6,636      5.66%      7,553

CORPORATE DEBT SECURITIES:
  Within One Year.......................................       --         --                 2,415
  One to Five Years.....................................    1,778      1,753      5.77%      1,727
                                                          -------    -------               -------
    Total Corporate Debt Securities.....................    1,778      1,753      5.77%      4,142
MUTUAL FUNDS............................................       --         --                 2,138

MORTGAGE BACKED SECURITIES..............................    5,009      5,015      6.33%      7,183
                                                          -------    -------               -------
                                                          $18,720    $18,799      5.73%    $27,364
                                                          =======    =======      ====     =======

    Securities may be pledged to meet security requirements imposed as a condition to receipt of deposits of public funds and other purposes. At December 31, 2000 and 1999, the carrying values of securities pledged to secure public deposits and other purposes were approximately $9.8 million and $5.9 million, respectively. The increase in pledged investment securities is related to the lines of credit obtained from the Federal Home Loan Bank. See
Note 2 to the consolidated financial statements for additional information on the Company's investment portfolio.

LOAN PORTFOLIO

    The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
LOANS
  Commercial..............................  $ 47,272   $ 42,242   $ 60,433   $ 45,609   $ 47,395
  Real Estate--Construction...............     9,375      7,794      7,395      3,966      2,086
  Real Estate--Other......................   132,754    119,732     69,829     64,556     44,934
  Consumer................................     8,750     12,262     17,333     22,176     22,218
                                            --------   --------   --------   --------   --------
    Total Loans...........................   198,151    182,030    154,990    136,307    116,633
  Net Deferred Loan Costs.................      (675)      (705)      (399)      (314)      (300)
  Allowance for Loan Losses...............    (3,553)    (1,978)    (1,953)    (1,966)    (1,535)
                                            --------   --------   --------   --------   --------
    Net Loans.............................  $193,923   $179,347   $152,638   $134,027   $114,798
                                            ========   ========   ========   ========   ========

COMMITMENTS
  Standby Letters of Credit...............  $    690   $    968   $    814   $    921   $  1,701
  Undisbursed Loans and Commitments to
    Grant Loans...........................    47,776     44,584     43,768     35,004     30,133
                                            --------   --------   --------   --------   --------
    Total Commitments.....................  $ 48,466   $ 45,552   $ 44,582   $ 35,925   $ 31,834
                                            ========   ========   ========   ========   ========

    The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing distribution of the variable rate portion of the loan portfolio at December 31, 2000:

             OVER
           3 MONTHS
           THROUGH     DUE AFTER      DUE AFTER         DUE
3 MONTHS      12      ONE YEAR TO   THREE YEARS TO     AFTER
OR LESS     MONTHS    THREE YEARS     FIVE YEARS     FIVE YEARS    TOTAL
--------   --------   -----------   --------------   ----------   --------
$117,517   $ 9,859      $17,683         $33,607        $18,712    $197,378
========   =======      =======         =======        =======

                                     Loans on Non-Accrual              773
                                                                  --------
                                                                  $198,151
                                                                  ========

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

NONPERFORMING ASSETS

    The following table provides information with respect to the components of the Company's nonperforming assets at the dates indicated (dollar amounts in thousands):

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------------
                                                        2000       1999       1998       1997       1996
                                                      --------   --------   --------   --------   --------
Loans 90 Days Past Due and Still Accruing...........   $    6     $   10     $  784     $   81     $  525
Nonaccrual Loans....................................      773      1,794      1,780      1,891        597
                                                       ------     ------     ------     ------     ------

Total Nonperforming Loans...........................      779      1,804      2,564      1,972      1,122

Other Real Estate Owned.............................      315        206         --        275        136
                                                       ------     ------     ------     ------     ------

Total Nonperforming Assets..........................   $1,094     $2,010     $2,564     $2,247     $1,258
                                                       ======     ======     ======     ======     ======

Nonperforming Loans as a Percentage of Total
  Loans.............................................     0.39%      0.99%      1.65%      1.45%      0.96%
Allowance for Loan Loss as a Percentage of
  Nonperforming Loans...............................   456.10%    109.65%     76.17%     99.70%    136.81%
Nonperforming Assets as a Percentage of Total
  Assets............................................     0.41%      0.82%      1.06%      1.01%      0.58%

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

    In addition to the loans reported above, at December 31, 2000, the Company had loans totaling $6.7 million which it had graded less than acceptable. This amount increased 103% from the $3.3 million in similar loans at December 31, 1999. As discussed in the following section, evaluation of these loans is an integral portion of the Company's methodology for establishing the adequacy of the allowance for loan losses. The Company has no foreign loans in its loan portfolio.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses is maintained at a level that is considered adequate to provide for the loan losses inherent in Company's loans. The provision for loan losses was $1,634,000 in 2000 compared to $720,000 in 1999 and $523,000 in 1998.

    The following table summarizes, for the years indicated, changes in the allowances for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses (dollar amounts in thousands):

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              2000       1999       1998       1997       1996
                                            --------   --------   --------   --------   --------
OUTSTANDING LOANS
Average for the Year......................  $192,625   $168,042   $140,848   $125,248   $108,368
End of the Year...........................  $198,151   $182,030   $154,990   $136,307   $116,633

ALLOWANCE FOR LOAN LOSSES
Balance at Beginning of Year..............  $  1,978   $  1,953   $  1,966   $  1,535   $  1,364
Actual Charge-Offs:
  Commercial..............................       229        379        318        295      1,304
  Real Estate.............................        --         46          5         31        158
  Consumer................................       203        475        411        308        182
                                            --------   --------   --------   --------   --------
Total Charge-Offs.........................       432        900        734        634      1,644
Less Recoveries:
  Commercial..............................       276         69        132        237         29
  Real Estate.............................        19         29         27         30         11
  Consumer................................        78        107         39         18         32
                                            --------   --------   --------   --------   --------
Total Recoveries..........................       373        205        198        285         72
                                            --------   --------   --------   --------   --------
Net Loans Charged-Off.....................        59        695        536        349      1,572
Provision for Loan Losses.................     1,634        720        523        780      1,743
                                            --------   --------   --------   --------   --------
Balance at End of Year....................  $  3,553   $  1,978   $  1,953   $  1,966   $  1,535
                                            ========   ========   ========   ========   ========

RATIOS
Net Loans Charged-Off to Average Loans....      0.03%      0.41%      0.38%      0.28%      1.45%
Allowance for Loan Losses to Total
  Loans...................................      1.79%      1.09%      1.26%      1.44%      1.32%
Net Loans Charged-Off to Beginning
  Allowance for Loan Losses...............      2.98%     35.59%     27.26%     22.74%    115.25%
Net Loans Charged-Off to Provision for
  Loan Losses.............................      3.61%     96.53%    102.49%     44.74%     90.19%
Allowance for Loan Losses to Nonperforming
  Loans...................................    456.10%    109.65%     76.17%     99.70%    136.81%

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

    The following table summarizes the allocation of the allowance for loan losses by loan type for the years indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

                                 DECEMBER 31,          DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                     2000                  1999                  1998                  1997
                              -------------------   -------------------   -------------------   -------------------
                                           LOAN                  LOAN                  LOAN                  LOAN
                               AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT    PERCENT
                              --------   --------   --------   --------   --------   --------   --------   --------
Commercial..................   $1,467      23.9%     $  591      23.2%     $  876      39.0%     $  740      33.4%
Construction................       57       4.7%         53       4.3%         14       4.8%         15       2.9%
Real Estate.................      984      67.0%        859      65.8%        621      45.0%        734      47.4%
Consumer....................      184       4.4%        312       6.7%        198      11.2%        169      16.3%
Unallocated.................      861       n/a         163       n/a         244       n/a         308       n/a
                               ------     -----      ------     -----      ------     -----      ------     -----
                               $3,553     100.0%     $1,978     100.0%     $1,953     100.0%     $1,966     100.0%
                               ======     =====      ======     =====      ======     =====      ======     =====

                                 DECEMBER 31,
                                     1996
                              -------------------
                                           LOAN
                               AMOUNT    PERCENT
                              --------   --------
Commercial..................   $  632      40.6%
Construction................       11       1.8%
Real Estate.................      531      38.5%
Consumer....................      144      19.1%
Unallocated.................      217       n/a
                               ------     -----
                               $1,535     100.0%
                               ======     =====

    The Company's provision for loan losses increased in 2000 primarily for two reasons. First, although the Bank experienced a significant decline in nonperforming loans, as noted above, the Bank experienced a significant increase in its loans grade less than acceptable. Also, the Company has determined it has environmental risks in its real estate loan portfolio and added $500,000 to the unallocated portion of the allowance in consideration of these risks.

FUNDING

    Deposits are the Company's primary source of funds. At December 31, 2000, the Company had a deposit mix of 40.5% in time and savings deposits, 27.6% in money market and NOW deposits, and 31.9% in noninterest-bearing demand deposits. The Company's net interest income is enhanced by its percentage of noninterest-bearing deposits.

    The following table summarizes the distribution of average deposits and the average rates paid for the years indicated (dollar amounts in thousands):

                                                                      DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    2000                  1999                  1998
                                             -------------------   -------------------   -------------------
                                             AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE    AVERAGE
                                             BALANCE      RATE     BALANCE      RATE     BALANCE      RATE
                                             --------   --------   --------   --------   --------   --------
Money Market and NOW Accounts..............  $ 63,858     2.06%    $ 65,767     1.84%    $ 66,501      2.06%
Savings Deposits...........................    17,340     1.97%      18,568     1.98%      18,017      2.16%
TCD Less than $100,000.....................    42,690     5.51%      36,943     4.59%      35,173      5.18%
TCD $100,000 or More.......................    31,299     5.81%      26,973     4.93%      26,398      5.33%
                                             --------              --------              --------
Total Interest-Bearing Deposits............   155,187     3.76%     148,251     3.10%     146,089    100.00%
Noninterest-Bearing Demand Deposits........    72,239      n/a       70,774      n/a       59,383       n/a
                                             --------              --------              --------
Total Average Deposits.....................  $227,426     2.56%    $219,025     2.10%    $205,472      2.42%
                                             ========              ========              ========

    The scheduled maturity distribution of the Company's time deposits, as of December 31, 2000, were as follows (dollar amounts in thousands):

                                                           OVER
                                                         3 MONTHS     DUE AFTER
                                              3 MONTHS    THROUGH    ONE YEAR TO    DUE AFTER
                                              OR LESS    12 MONTHS   THREE YEARS   THREE YEARS    TOTAL
                                              --------   ---------   -----------   -----------   --------
Time Deposits under $100....................  $ 9,230     $34,881       $3,317         $32       $47,460
Time Deposits of $100 or more...............   13,595      18,175        1,857          --        33,627
                                              -------     -------       ------         ---       -------
                                              $22,825     $53,056       $5,174         $32       $81,087
                                              =======     =======       ======         ===       =======

OTHER BORROWINGS

    To supplement its liquidity, the Company has a line of credit with its primary correspondent. Available credit on this line totaled $5 million. See
Note 7 of the consolidated financial statements for additional information.

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

    The table below sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms, except for loans held for sale which the Company classifies as highly liquid based on historical sale patterns (dollar amounts in thousands):

                                                        AFTER       AFTER ONE
                                           WITHIN    THREE MONTHS    YEAR BUT
                                           THREE      BUT WITHIN      WITHIN       AFTER
                                           MONTHS      ONE YEAR     FIVE YEARS   FIVE YEARS    TOTAL
                                          --------   ------------   ----------   ----------   --------
INTEREST-EARNING ASSETS:
  Federal Funds Sold....................  $ 18,600     $     --      $    --       $    --    $ 18,600
  Investment Securities.................       695        4,356        8,636         5,033      18,720
  Gross Loans...........................   118,290        9,859       51,290        18,712     198,151
                                          --------     --------      -------       -------    --------
    Total...............................  $137,585     $ 14,215      $59,926       $23,745    $235,471
                                          ========     ========      =======       =======    ========
INTEREST-BEARING LIABILITIES:
  Money Market and NOW Deposits.........  $ 65,727     $     --      $    --       $    --    $ 65,727
  Savings...............................    15,359           --           --            --      15,359
  Time Deposits.........................    22,825       53,056        5,174            32      81,087
  Other Borrowings......................        --           --           --            --          --
                                          --------     --------      -------       -------    --------
                                          $103,911     $ 53,056      $ 5,174       $    32    $162,173
                                          ========     ========      =======       =======    ========
  Interest Rate Sensitivity Gap.........  $ 33,674     $(38,841)     $54,752       $23,713    $ 73,298
  Cumulative Interest Rate Sensitivity
    Gap.................................  $ 33,674     $ (5,167)     $49,585       $73,298
  Ratios Based on Total Assets:
    Interest Rate Sensitivity Gap.......     12.64%      (14.57)%      20.54%         8.89%      27.50%
    Cumulative Interest Rate Sensitivity
      Gap...............................     12.64%       (1.93)%      18.61%        27.50%

    Liquidity refers to the Company's ability to maintain a cash flow adequate to fund both on-balance sheet and off-balance sheet requirements on a timely and cost-effective basis. Potentially significant liquidity requirements include funding of commitments to loan customers and withdrawals from deposit accounts.

CAPITAL RESOURCES

    In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios. At December 31, 2000, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. The Bank's risk-based capital ratios, shown below as of December 31, 2000, have been computed in accordance with regulatory accounting policies (The Company's capital ratios are comparable to the Bank's).

                                                              MINIMUM
                                                            REQUIREMENTS     BANK
                                                            ------------   --------
Tier 1 Capital............................................       4.0%        11.0%
Total Capital.............................................       8.0%        12.3%
Leverage Ratio............................................       4.0%         9.5%

    See also note 14 to the consolidated financial statements for additional information on the Bank's capital ratios.

    On February 24, 2000, the Company approved a stock repurchase program for up to 200,000 of its outstanding shares. Repurchases will be made from time to time over the next three years in the open market and privately negotiated transactions based on their current market prices. During 2000 the Company repurchased 31,781 shares for $610,627 under this program.

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

SUMMARY OF EARNINGS BY QUARTER

    The following is a summary of the quarterly earnings for the Company.

                                                                      2000 EARNINGS BY QUARTER
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              --------   --------   --------   --------
Interest Income.............................................   $5,006     $5,270     $5,631     $5,697
Interest Expense............................................    1,186      1,450      1,595      1,634
                                                               ------     ------     ------     ------
Net Interest Income.........................................    3,820      3,820      4,036      4,063
Provision for Loan Losses...................................      414        250        250        720
                                                               ------     ------     ------     ------
Net Interest Income After Provision for Loan Losses.........    3,406      3,570      3,786      3,343
Noninterest Income..........................................      665        682        650        749
Noninterest Expense.........................................    2,916      3,099      3,065      3,078
                                                               ------     ------     ------     ------
Income Before Income Taxes..................................    1,155      1,153      1,371      1,014
Income Taxes................................................      318        305        407         (1)
                                                               ------     ------     ------     ------
Net Income..................................................   $  837     $  848     $  964     $1,015
                                                               ======     ======     ======     ======
Earnings per Share:
  Basic.....................................................   $ 0.40     $ 0.40     $ 0.46     $ 0.49
  Diluted...................................................   $ 0.39     $ 0.40     $ 0.46     $ 0.48

                                                                      1999 EARNINGS BY QUARTER
                                                              -----------------------------------------
                                                               FIRST      SECOND     THIRD      FOURTH
                                                              --------   --------   --------   --------
Interest Income.............................................   $4,515     $4,681     $4,770     $4,855
Interest Expense............................................    1,218      1,175      1,125      1,086
                                                               ------     ------     ------     ------
Net Interest Income.........................................    3,297      3,506      3,645      3,769
Provision for Loan Losses...................................      180        180        180        180
                                                               ------     ------     ------     ------
Net Interest Income After Provision for Loan Losses.........    3,117      3,326      3,465      3,589
Noninterest Income..........................................      660        631        820        787
Noninterest Expense.........................................    2,970      3,043      2,808      3,107
                                                               ------     ------     ------     ------
Income Before Income Taxes..................................      807        914      1,477      1,269
Income Taxes................................................      307        337        581        (80)
                                                               ------     ------     ------     ------
Net Income..................................................   $  500     $  577     $  896     $1,349
                                                               ======     ======     ======     ======
Earnings per Share:
  Basic.....................................................   $ 0.24     $ 0.28     $ 0.43     $ 0.65
  Diluted...................................................   $ 0.23     $ 0.26     $ 0.41     $ 0.59

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

    Net interest margin was 6.94% in 2000 compared to 6.58% in 1999 and 6.56% in 1998.

    The following is a summary of the carrying amounts and estimated fair values of selected Company financial assets and liabilities at December 31, 2000 (amounts in thousands):

                                                              CARRYING   ESTIMATED
                                                               AMOUNT    FAIR VALUE
                                                              --------   ----------
Financial Assets:
  Securities................................................  $ 18,720    $ 18,799
  Loans, Net of Allowance for Loan Losses...................  $193,923    $187,084
Financial Liabilities:
  Deposits..................................................  $238,149    $238,427

MARKET RISK--CONTINUED

    Other than a relatively small difference due to credit quality issues pertaining to loans, the difference between the carrying amount and the fair value is a measure of how much more or less valuable the Company's financial instruments are to it than when acquired. The net difference for interest-bearing financial assets is $6.8 million. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

    The net difference for deposits is $278,000. The amount is not deemed to be significant compared to the outstanding balances taken as a whole.

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

    MISMATCH RISK--CONTINUED The following table shows the estimated impact to net interest income for an instantaneous shift in various interest rates as of December 31, 2000 (the dollar change in net interest income represents the estimated change for the next 12 months):

                                                               CHANGE IN NET
CHANGE IN INTEREST RATES                                      INTEREST INCOME
------------------------                                      ---------------
+200 basis points...........................................        708,000
+100 basis points...........................................        354,000
+50 basis points............................................        341,000
-50 basis points............................................       (380,000)
-100 basis points...........................................       (556,000)
-200 basis points...........................................     (1,316,000)

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

                            AMERICORP AND SUBSIDIARY
                              FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                           DECEMBER 31, 2000 AND 1999

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
and Board of Directors of Americorp

    We have audited the accompanying consolidated balance sheets of Americorp and subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998, in a transaction accounted for as a pooling of interest, as discussed in Note 17. The financial statements of the Company as of December 31, 1997, which are not presented separately, herein, were audited by other auditors whose report dated January 23, 1998 on those statements expressed an unqualified opinion.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americorp and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

Laguna Hills, California
January 10, 2001

                            AMERICORP AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
ASSETS
Cash and due from banks.....................................  $ 25,746   $ 12,839
Federal funds sold..........................................    18,600     18,000
                                                              --------   --------
    Total Cash and Cash Equivalents.........................    44,346     30,839
Investment securities.......................................    18,720     27,364
Federal Home Loan Bank stock, at cost.......................       491        750
Loans, net..................................................   193,923    179,347
Accrued interest receivable.................................     1,537      1,284
Premises and equipment, net.................................     1,278      1,667
Other real estate owned.....................................       315        206
Cash surrender value of life insurance......................     3,031      2,758
Other assets................................................     2,854      1,751
                                                              --------   --------
    TOTAL ASSETS............................................  $266,495   $245,966
                                                              ========   ========
LIABILITIES
Noninterest-bearing demand..................................  $ 75,976   $ 69,826
NOW and money market accounts...............................    65,727     63,585
Savings.....................................................    15,359     17,656
Time deposits, under $100,000...............................    47,460     34,326
Time deposits, $100,000 and over............................    33,627     24,484
                                                              --------   --------
    Total Deposits..........................................   238,149    209,877
Borrowings..................................................        --     10,000
Accrued interest payable....................................       402        354
Other liabilities...........................................     2,432      2,671
                                                              --------   --------
    TOTAL LIABILITIES.......................................   240,983    222,902
                                                              ========   ========

Commitments and Contingencies--Notes 4 and 15

STOCKHOLDERS' EQUITY
Common stock--$0.50 par value; 5,000,000 shares authorized;
  2,094,564 and 2,104,171 issued and outstanding in 2000 and
  1999, respectively........................................     1,047      1,052
Surplus.....................................................     9,776      9,558
Retained earnings...........................................    14,689     12,567
Accumulated other comprehensive income......................        --       (113)
                                                              --------   --------
    TOTAL STOCKHOLDERS' EQUITY..............................    25,512     23,064
                                                              --------   --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $266,495   $245,966
                                                              ========   ========

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       1999       1998
                                                              --------   --------   --------
INTEREST INCOME:
  Interest and fees on loans................................  $19,548    $16,293    $14,874
  Interest on investment securities--taxable................      942      1,135      1,441
  Interest on investment securities--tax exempt.............      393        461        561
  Other interest............................................      721        932      1,178
                                                              -------    -------    -------
    Total interest income...................................   21,604     18,821     18,054
INTEREST EXPENSE ON DEPOSITS................................    5,865      4,604      4,972
                                                              -------    -------    -------
        NET INTEREST INCOME.................................   15,739     14,217     13,082
PROVISION FOR LOANS AND LEASE LOSSES........................    1,634        720        523
                                                              -------    -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE
  LOSSES....................................................   14,105     13,497     12,559
NONINTEREST INCOME:
  Service charges on deposit accounts.......................    1,381      1,531      1,326
  Other service charges and fees............................    1,081      1,083        926
  Gain (loss) on sale of investment securities..............        7        (15)        16
  Other income..............................................      277        299        440
                                                              -------    -------    -------
                                                                2,746      2,898      2,708
NONINTEREST EXPENSE:
  Salaries and employee benefits............................    5,949      5,932      6,613
  Net occupancy expense.....................................    1,167      1,131      1,190
  Furniture and equipment expense...........................      849      1,034        717
  Advertising and promotion expense.........................      202        242        312
  Legal and other professional expense......................      773        572        686
  Data processing expense...................................      733        661        507
  Office supplies and expenses..............................      572        605        509
  Merchant card program expenses............................      417        392        478
  Restructuring charges and merger-related costs............       --         --        518
  Other operating expense...................................    1,496      1,359      1,895
                                                              -------    -------    -------
                                                               12,158     11,928     13,425
                                                              -------    -------    -------
    INCOME BEFORE INCOME TAXES..............................    4,693      4,467      1,842
INCOME TAXES................................................    1,029      1,145        678
                                                              -------    -------    -------
      NET INCOME............................................  $ 3,664    $ 3,322    $ 1,164
                                                              =======    =======    =======
EARNINGS PER SHARE--BASIC...................................  $  1.75    $  1.60    $  0.59
                                                              =======    =======    =======
EARNINGS PER SHARE--DILUTED.................................  $  1.73    $  1.49    $  0.55
                                                              =======    =======    =======

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                             COMMON STOCK                                                ACCUMULATED
                                         ---------------------                                              OTHER
                                         NUMBER OF                          COMPREHENSIVE    RETAINED   COMPREHENSIVE
                                           SHARES      AMOUNT    SURPLUS        INCOME       EARNINGS       INCOME
                                         ----------   --------   --------   --------------   --------   --------------
BALANCE AT JANUARY 1, 1998.............  1,868,494     $  934     $6,946                     $ 9,985        $  42
Issuance of stock......................    188,946         95      1,837
Retirement of stock....................     (5,446)        (3)       (12)                        (79)
Dividends..............................                                                         (615)
Cash paid for fractional shares........                                                           (2)
         COMPREHENSIVE INCOME
---------------------------------------
Net Income.............................                                         $1,164         1,164
Unrealized gain on securities available
  for sale, net of taxes of $67........                                             95                         95
Reclassification adjustment for gain on
  sale of investment securities
  included in net income, net of taxes
  of $7................................                                              9                          9
                                                                                ------
    TOTAL COMPREHENSIVE INCOME.........                                         $1,268
                                         ---------     ------     ------        ======       -------        -----
BALANCE AT DECEMBER 31, 1998...........  2,051,994      1,026      8,771                      10,453          146
Issuance of stock......................     70,970         35        870
Retirement of stock....................    (18,793)        (9)       (83)                       (280)
Dividends..............................                                                         (928)
         COMPREHENSIVE INCOME
---------------------------------------
Net Income.............................                                         $3,322         3,322
Unrealized loss on securities available
  for sale, net of taxes of $147.......                                           (250)                      (250)
Reclassification adjustment for loss on
  sale of investment securities
  included in net income, net of taxes
  of $6................................                                             (9)                        (9)
                                                                                ------
    TOTAL COMPREHENSIVE INCOME.........                                         $3,063
                                         ---------     ------     ------        ======       -------        -----
BALANCE AT DECEMBER 31, 1999...........  2,104,171      1,052      9,558                      12,567         (113)
Issuance of stock......................     28,314         14        392
Retirement of stock....................    (37,921)       (19)      (174)                       (432)
Dividends..............................                                                       (1,110)
         COMPREHENSIVE INCOME
---------------------------------------
Net Income.............................                                         $3,664         3,664
Unrealized gain on securities available
  for sale, net of taxes of $49........                                            109                        109
Reclassification adjustment for gain on
  sale of investment securities
  included in net income, net of taxes
  of $3................................                                              4                          4
                                                                                ------
    TOTAL COMPREHENSIVE INCOME.........                                         $3,777
                                         ---------     ------     ------        ======       -------        -----
BALANCE AT DECEMBER 31, 2000...........  2,094,564     $1,047     $9,776                     $14,689        $  --
                                         =========     ======     ======                     =======        =====

                See notes to consolidated financial statements.

                            AMERICORP AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                2000       1999       1998
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $ 3,664    $ 3,322    $ 1,164
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Provision for loan and lease losses.....................    1,634        720        523
    Depreciation and amortization...........................      656        860        644
    Net (gain) loss on investment securities................       (7)        15        (16)
    Deferred income taxes...................................   (1,035)      (246)      (130)
    Provision for loss on other real estate owned...........       65         --         --
    Increase in cash surrender value of life insurance......     (273)      (266)      (237)
    Other items.............................................     (791)       457         (9)
                                                              -------    -------    -------
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........    3,913      4,862      1,939
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in time deposits in other institutions.........       --        595        896
  Purchases of securities held-to-maturity..................       --     (1,003)        --
  Purchases of securities available-for-sale................     (999)    (7,821)   (21,606)
  Proceeds from maturities and calls of securities
    held-to-maturity........................................    1,517      2,131      4,076
  Proceeds from maturities, calls and sales of securities
    available-for-sale......................................    8,527     10,802     24,474
  Change in Federal Home Loan Bank stock....................      259       (750)        --
  Net increase in loans.....................................  (16,385)   (28,750)   (19,134)
  Purchases of premises and equipment.......................     (268)      (349)      (445)
  Proceed from the sale of other real estate owned..........       --      1,150        344
  Distribution from partnership.............................       --         --      2,549
                                                              -------    -------    -------
        NET CASH USED BY INVESTING ACTIVITIES...............   (7,349)   (23,995)    (8,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits.......................   28,272     (7,844)    15,926
  Increase (decrease) in borrowings.........................  (10,000)    10,000         --
  Proceeds from exercise of stock options...................      406        533      1,838
  Repurchase of shares......................................     (625)        --         --
  Dividends and fractional shares...........................   (1,110)      (928)      (617)
                                                              -------    -------    -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES...........   16,943      1,761     17,147
                                                              -------    -------    -------
INCREASE IN CASH AND CASH EQUIVALENTS.......................   13,507    (17,372)    10,240
Cash and Cash Equivalents at Beginning of Year..............   30,839     48,211     37,971
                                                              -------    -------    -------
        CASH AND CASH EQUIVALENTS AT END OF YEAR............  $44,346    $30,839    $48,211
                                                              =======    =======    =======
Supplemental Disclosures of Cash Flow Information
  Interest paid.............................................  $ 1,586    $ 4,812    $ 4,893
  Income taxes paid.........................................  $ 2,046    $   977    $   874
Supplemental Disclosures of Noncash Activities:
  Other real estate owned acquired in settlement of loans...  $   380    $ 1,321    $    --
  Sales of other real estate owned financed by loans........  $   205    $    --    $    --
  Value of outstanding shares exchanged in exercise of stock
    options.................................................  $    14    $   358    $    94
  Total change in unrealized gain/loss on securities
    available-for-sale......................................  $   165    $  (397)   $   161

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

    CASH AND DUE FROM BANKS--Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

    The Bank maintains amounts due from banks that exceed federally insured limits. The Bank has not experienced any losses in such accounts.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SECURITIES--THE COMPANY CLASSIFIES ITS INVESTMENT SECURITIES INTO TWO CATEGORIES AS FOLLOWS:

    Securities Held-to-Maturity--Securities for which the Company has the positive intent and ability to hold to maturity are carried at cost, increased by the accretion of discounts and decreased by the amortization of premiums. The discount is accreted and premium is amortized over the period to maturity, or call date, of the related security.

    Securities Available-for-Sale--Securities available-for-sale consist of investment securities not classified as trading securities nor as securities held-to-maturity. Securities available-for-sale are recorded at their fair market values. Unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of equity until realized. Gains and losses are determined using the specific identification method. The accretion of discounts and the amortization of premiums are recognized in interest income using the interest method over the period to maturity, or call date.

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

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Loans identified as less than "acceptable" are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the credit. Additionally, management considers the inherent risk present in the "acceptable" portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

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

    EARNINGS PER SHARE--Basic earnings per share are based on the weighted average number of common shares outstanding. Diluted earnings per share are based on the weighted average number of common and equivalent shares outstanding. The average number of common shares outstanding and common equivalent shares outstanding for 2000 were 2,095,697 and 2,113,700, respectively. The average number of common shares outstanding and common equivalent shares outstanding for 1999 were 2,082,672 and 2,228,136, respectively. The average number of common shares outstanding and common equivalent shares outstanding for 1998 were 1,975,800 and 2,133,600, respectively. Common equivalent shares consist of the dilutive effect of stock options using the treasury stock method.

                            AMERICORP AND SUBSIDIARY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS--SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

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

    CURRENT ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued SFAS
No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (as amended in 2000 by SFAS No. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133". This Statement establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Bank's financial statements.

    RECLASSIFICATIONS--Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. SECURITIES

    Debt securities have been classified according to management's intent. The amortized cost of securities and their approximate fair values at December 31, 2000 and 1999 follows:

                                                                     GROSS        GROSS      ESTIMATED
                                                       AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                         COST        GAINS        LOSSES       VALUE
                                                       ---------   ----------   ----------   ---------
SECURITIES HELD-TO-MATURITY:
  DECEMBER 31, 2000:
    U.S. Agency securities...........................   $   499    $      --       $  --      $   499
    State, county and municipal securities...........     3,927           85          (2)       4,010
    Mortgage-backed securities.......................       439           --          (4)         435
                                                        -------    ---------       -----      -------
                                                        $ 4,865    $      85       $  (6)     $ 4,944
                                                        =======    =========       =====      =======

  DECEMBER 31, 1999:
    U.S. Agency securities...........................   $   997    $      --       $  (2)     $   995
    State, county and municipal securities...........     4,281           87          (9)       4,359
    Mortgage-backed securities.......................     1,104           --         (16)       1,088
                                                        -------    ---------       -----      -------
                                                        $ 6,382    $      87       $ (27)     $ 6,442
                                                        =======    =========       =====      =======

SECURITIES AVAILABLE-FOR-SALE:
  DECEMBER 31, 2000:
    U.S. Treasury securities.........................   $ 1,944    $      --       $ (34)     $ 1,910
    U.S. Agency securities...........................     2,995            7         (15)       2,987
    State, county and municipal securities...........     2,568           57          --        2,625
    Corporate bonds..................................     1,778           --         (25)       1,753
    Mortgage-backed securities.......................     4,570           26         (16)       4,580
                                                        -------    ---------       -----      -------
                                                        $13,855    $      90       $ (90)     $13,855
                                                        =======    =========       =====      =======

  DECEMBER 31, 1999:
    U.S. Treasury securities.........................   $ 1,973    $      --       $ (81)     $ 1,892
    U.S. Agency securities...........................     3,508           --         (49)       3,459
    State, county and municipal securities...........     3,194           78          --        3,272
    Corporate bonds..................................     4,213           --         (71)       4,142
    Mortgage-backed securities.......................     6,121           --         (42)       6,079
    Mutual funds.....................................     2,138           --          --        2,138
                                                        -------    ---------       -----      -------
                                                        $21,147    $      78       $(243)     $20,982
                                                        =======    =========       =====      =======

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

2. SECURITIES (CONTINUED)
    The scheduled maturities of securities held-to-maturity and available-for-sale at December 31, 2000 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                          HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                                        ---------------------   ---------------------
                                                                    ESTIMATED               ESTIMATED
                                                        AMORTIZED    MARKET     AMORTIZED    MARKET
                                                          COST        VALUE       COST        VALUE
                                                        ---------   ---------   ---------   ---------
Due in one year or less...............................   $1,081      $1,081      $ 1,954     $ 1,955
Due after one year through five years.................    1,012       1,018        7,667       7,624
Due after five years through ten years................    2,343       2,407        1,636       1,681
Due after ten years...................................      429         438        2,598       2,595
                                                         ------      ------      -------     -------
                                                         $4,865      $4,944      $13,855     $13,855
                                                         ======      ======      =======     =======

    Proceeds from sales and calls of securities available-for-sale during 2000, 1999, and 1998 were $357, $2,291, and $20,284, respectively. Gross gains of $7 were realized on those sales in 2000. Gross losses of $15 were realized on those sales in 1999. Gross gains of $76 and gross losses of $60 were realized on those sales and calls during 1998.

    Securities carried at approximately $9,794 and $5,878 at December 31, 2000 and 1999, respectively, were pledged to secure public funds on deposit and other purposes.

    Included in accumulated other comprehensive income at December 31, 1999 are unrealized losses on securities available for sale of $(165), net of taxes of $52.

3. LOANS

    Loans consisted of the following at December 31:

                                                            2000       1999
                                                          --------   --------
Commercial..............................................  $ 47,272   $ 42,242
Real estate--construction...............................     9,375      7,794
Real estate--other......................................   132,754    119,732
Consumer................................................     8,750     12,262
                                                          --------   --------
  Total loans...........................................   198,151    182,030
Less allowance for loan losses..........................    (3,553)    (1,978)
Less deferred loan fees.................................      (675)      (705)
                                                          --------   --------
  Loans, net............................................  $193,923   $179,347
                                                          ========   ========

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

3. LOANS (CONTINUED)
    Transactions in the allowance for loan losses are summarized as follows:

                                                        2000       1999       1998
                                                      --------   --------   --------
Balance, beginning of year..........................   $1,978     $1,953     $1,966
Provision for losses charges to expense.............    1,634        720        523
Loans charged off...................................     (431)      (900)      (734)
Recoveries on loans previously charged off..........      372        205        198
                                                       ------     ------     ------
Balance, end of year................................   $3,553     $1,978     $1,953
                                                       ======     ======     ======

    At December 31, 2000 and 1999, the recorded investment in loans that are considered to be impaired was $773 and $1,797, respectively, all of which, were on a nonaccrual basis and for which the related allowance for loan losses is approximately $123 and $184, respectively. The average recorded investment in impaired loans during the year ended December 31, 2000, 1999, and 1998 was approximately $1,313, $1,556, and $1,982, respectively. No interest income was recognized on these loans. If these loans had been current throughout their terms, interest income would have increased approximately $40, $165, and $209 for 2000, 1999, and 1998, respectively.

    In the ordinary course of business, the Company has granted loans to certain executive officers, directors and companies with which they are associated. Loans made to such related parties amounted to $2,810 in 2000 and $1,255 in 1999. Balances outstanding at December 31, 2000 and 1999 were $4,909 and $1,320, respectively.

4. PREMISES AND EQUIPMENT

    Premises and equipment consisted of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Furniture, fixtures, and equipment..........................   $2,707     $3,126
Leasehold improvements......................................    1,338      1,304
                                                               ------     ------
                                                                4,045      4,430
Less accumulated depreciation and amortization..............   (2,767)    (2,763)
                                                               ------     ------
Premises and equipment, net.................................   $1,278     $1,667
                                                               ======     ======

    During 2000 and 1999, the Bank wrote off $492 and $1,235, respectively, in assets that had been fully depreciated in prior years.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

4. PREMISES AND EQUIPMENT (CONTINUED)

    At December 31, 2000, the Company was obligated under operating leases requiring annual rentals as follows:

2001.................   $  699
2002.................      690
2003.................      473
2004.................      286
2005.................      212
Thereafter...........      443
                        ------
Total................   $2,803
                        ======

    Rental expense was $911 in 2000, $864 in 1999, and $892 in 1998.

5. OTHER REAL ESTATE OWNED

    Other real estate owned consisted of the following at December 31:

                                                                2000       1999
                                                              --------   --------
Foreclosed assets held for sale.............................    $380       $206
Valuation allowance.........................................     (65)        --
                                                                ----       ----
Other real estate owned, net................................    $315       $206
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

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

7. BORROWINGS

    At December 31, 2000, the Company had an unused line of credit with one bank. The line totals $5,000, has variable interest rates based on the lending bank's daily Federal funds rates, and is due on demand. The line of credit is unsecured.

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

8. INCOME TAXES

    The current and deferred amounts of the provision for income taxes are as follows:

                                                         2000       1999       1998
                                                       --------   --------   --------
Current:
  Federal............................................   $1,410     $  900      $508
  State..............................................      654        511       300
                                                        ------     ------      ----
                                                         2,064      1,411       808
Deferred.............................................   (1,035)      (266)     (130)
                                                        ------     ------      ----
Provision for income taxes...........................   $1,029     $1,145      $678
                                                        ======     ======      ====

    The following summarizes the differences between the provision for income taxes for financial statement purposes and the federal statutory rate of 34%:

                                                            2000       1999       1998
                                                          --------   --------   --------
Tax provision at federal statutory rate.................     34.0%      34.0%     34.0%
State franchise tax, net of federal income tax                6.9        7.0       7.6
  benefit...............................................
Municipal interest......................................     (2.6)      (3.3)     (9.6)
Benefit of deferred deductions, alternative minimum tax     (15.2)     (11.6)       --
  credits and changes in valuation allowance, net.......
Nondeductible merger related expenses...................       --         --       6.9
Other...................................................     (1.2)      (0.6)     (2.1)
                                                           ------     ------      ----
Tax provision...........................................     21.9%      25.5%     36.8%
                                                           ======     ======      ====

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

8. INCOME TAXES (CONTINUED)

    The tax effects of each type of significant item that gave rise to deferred taxes are:

                                                        2000       1999       1998
                                                      --------   --------   --------
Deferred tax assets:
  Allowance for loan losses.........................   $1,109     $  445     $  356
  Deferred compensation and retirement benefits.....      639        717        850
  AMT credit carryover..............................       --        392        904
  Unrealized loss on securities available for
    sale............................................       --         52         --
  Depreciation......................................      122         41         --
  Other assets......................................      416        334        135
                                                       ------     ------     ------
                                                        2,286      1,981      2,245

Deferred tax liabilities:
  Unrealized gain on securities available for
    sale............................................       --         --        (68)
  Depreciation......................................       --         --        (60)
  Other liabilities.................................      (47)       (19)       (47)
                                                       ------     ------     ------
                                                          (47)       (19)      (175)
Valuation allowance.................................       --       (706)    (1,218)
                                                       ------     ------     ------
Net deferred tax assets.............................   $2,239     $1,256     $  852
                                                       ======     ======     ======

9. PROFIT SHARING AND DEFERRED COMPENSATION PLANS

    PROFIT SHARING--The Company has a combination profit sharing and salary deferral 401(k) plan for the benefit of its employees. Under the plan, eligible employees may defer a portion of their salaries. The Company may, at its option, make matching contributions to the employee salary deferrals or profit sharing contributions. For 2000, 1999, and 1998, the Company's salary deferral matching contribution amounted to $87, $79, and $73, respectively. No profit sharing contributions were made in 2000, 1999, or 1998.

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

    DEFERRED COMPENSATION, SENIOR OFFICERS--The Company has a nonqualified, nonfunded income continuation plan providing for payments upon retirement, death or disability of certain employees. Under the Plan, certain employees will receive retirement payments equal to a portion of the last three years'

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

9. PROFIT SHARING AND DEFERRED COMPENSATION PLANS (CONTINUED) average compensation. The payments are to be made monthly for a period of ten years. The Plan also provides for reduced benefits upon early retirement, disability or termination of employment.

    As of December 31, 2000 and 1999, the projected benefit obligation and the net benefit liability of these Plans are $1,270 and $1,544, respectively, and are included in other liabilities in the accompanying consolidated financial statements. Compensation expense relating to these Plans was $25, $156, and $386, in 2000, 1999, and 1998, respectively.

    In anticipation of the future obligation of the deferred compensation plans, the Company has invested in life insurance policies, which are carried at cash surrender value. The Company's intention is to partially fund these plans from the proceeds and investment earnings of these insurance policies.

10. STOCK OPTION PLANS

    The Company has a stock option plan (the "1998 Plan") that provides for the granting of options to directors and officers to purchase stock at its market value on the date the options are granted. There are 480,000 shares of Americorp Stock reserved for issuance upon exercise of options granted under the 1998 Plan. Options granted under the 1998 Plan may not extend more than ten years from the date of grant.

    In accordance with SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", which was effective as of January 1, 1996, the fair value of option grants is estimated on the date of grant using the Black-Scholes option-pricing model for proforma footnote purposes with the following assumptions used for grants in all years:

                                                           2000          1999          1998
                                                         --------      --------      --------
Dividend yields........................................    2.98%         2.30%         2.50%
Risk-free interest rates...............................    6.45%         5.87%         5.37%
Expected option life--in years.........................    3.81          3.83          3.63
Expected volatility....................................   12.46%         8.88%         6.20%

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

10. STOCK OPTION PLANS (CONTINUED)
    A summary of the status of the Company's stock option plan and the changes in the shares outstanding for the three years ended December 31, 2000 is as follows:

                                                                 WEIGHTED AVERAGE
                                                                -------------------
                                                                EXERCISE     FAIR
                                                      SHARES     PRICE      VALUE
                                                     --------   --------   --------
Options outstanding January 1, 1998................   309,638    10.01
Granted............................................   114,466    14.38      $1.49
                                                                            =====
Exercised..........................................  (188,946)    8.45
Canceled...........................................   (18,234)   12.39
                                                     --------
Options outstanding December 31, 1998..............   216,924    13.81
Granted............................................   126,800    19.33      $2.61
                                                                            =====
Exercised..........................................   (70,970)   12.75
Canceled...........................................   (31,332)   15.22
                                                     --------
Options outstanding December 31, 1999..............   241,422    16.83
Granted............................................   160,528    18.76      $1.82
                                                                            =====
Exercised..........................................   (28,314)   13.41
Canceled...........................................   (22,972)   17.86
                                                     --------
Options outstanding December 31, 2000..............   350,664    17.92
                                                     ========

    The above table also includes activity in the stock option plans of Channel Islands Bank prior to the merger on December 31, 1998.

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                        WEIGHTED-
                                         AVERAGE      WEIGHTED-                 WEIGHTED-
      RANGE OF            NUMBER        REMAINING      AVERAGE      NUMBER       AVERAGE
   EXERCISE PRICES      OUTSTANDING   LIFE IN YEARS     PRICE     EXERCISABLE     PRICE
---------------------   -----------   -------------   ---------   -----------   ---------
      $12.36               36,408          7.2         $12.36        16,024      $12.36
$14.00 to $16.00           18,280          1.2         $14.41        14,520      $14.37
$16.01 to $18.00           45,640          4.1         $17.09        17,784      $16.90
$18.01 to $20.00          250,336          3.8         $19.14       100,132      $19.14
                          -------                                   -------
                          350,664          4.0         $17.92       148,460      $17.68
                          =======                                   =======

    As permitted by SFAS No. 123, the Company has chosen to continue accounting for stock options at their intrinsic value. Accordingly, no compensation expense has been recognized for its stock option compensation plans. Had the fair value method of accounting been applied to the Company's stock option

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

10. STOCK OPTION PLANS (CONTINUED)
plans, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        2000       1999       1998
                                                      --------   --------   --------
Net Income:
  As Reported.......................................   $3,664     $3,322     $1,164
  Pro Forma.........................................   $3,505     $3,239     $1,141

Basic Earnings per Share:
  As Reported.......................................   $ 1.75     $ 1.60     $ 0.59
  Pro Forma.........................................   $ 1.67     $ 1.55     $ 0.58

Diluted Earnings per Share:
  As Reported.......................................   $ 1.73     $ 1.49     $ 0.55
  Pro Forma.........................................   $ 1.66     $ 1.45     $ 0.53

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

                            AMERICORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLAR AMOUNTS IN THOUSANDS) (CONTINUED)

12. POSTRETIREMENT BENEFIT PLANS OTHER THAN PENSIONS (CONTINUED)

    The net periodic cost for postretirement health care and life insurance benefits includes the following:

                                                                2000       1999
                                                              --------   --------
Service cost................................................    $48        $45
Interest cost...............................................     18         15
Amortization of unrecognized transition obligation..........      9          8
                                                                ---        ---
Total.......................................................    $75        $68
                                                                ===        ===

    Summary information on the Company's plans is as follows:

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Accumulated postretirement benefit obligation:
  Retirees..........................................      $  --          $  --
  Fully eligible, active employees..................         73             63
  Other active plan participants....................        213            180
                                                          -----          -----
  Total.............................................        286            243
Fair value of plan assets...........................         --             --
                                                          -----          -----
Unfunded accrued postretirement benefits
  obligation........................................        286            243
Unrecognized prior service cost.....................        (70)            --
Unrecognized net gain...............................        139             47
Unrecognized net transition obligation..............       (127)          (137)
                                                          -----          -----
Accrued postretirement benefit cost.................      $ 228          $ 153
                                                          =====          =====

    The assumed discount rate and the assumed rate of increase in compensation levels are 7.25%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 5.5% declining to 4.75% in 6 years. If the health care cost trend rate assumptions were increased by 1%, the accrued postretirement benefit cost, as of December 31, 2000, would be increased by approximately $36.

13. STOCK SPLIT

    On March 18, 1999, the Board of Directors of the Company declared a two-for-one stock split of its outstanding shares of common stock. All per share data has been retroactively adjusted to reflect this split.

14. REGULATORY MATTERS

    The Company and Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and Bank's

                            AMERICORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLAR AMOUNTS IN THOUSANDS) (CONTINUED)

14. REGULATORY MATTERS (CONTINUED)
capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

    As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (the Company's capital ratios are comparable to the Bank's):

                                                                               AMOUNT OF CAPITAL REQUIRED
                                                                        -----------------------------------------
                                                                         TO BE ADEQUATELY         TO BE WELL
                                                    ACTUAL                  CAPITALIZED           CAPITALIZED
                                              -------------------       -------------------   -------------------
                                               AMOUNT     RATIO          AMOUNT     RATIO      AMOUNT     RATIO
                                              --------   --------       --------   --------   --------   --------
AS OF DECEMBER 31, 2000:
  Tier 1 Capital (to Average Assets)........  $25,059       9.5%        $10,600      4.0%     $13,250       5.0%
  Tier 1 Capital (to Risk-Weighted
    Assets).................................  $25,059      11.0%        $ 9,076      4.0%     $13,615       6.0%
  Total Capital (to Risk-Weighted Assets)...  $27,904      12.3%        $18,153      8.0%     $22,691      10.0%

AS OF DECEMBER 31, 1999:
  Tier 1 Capital (to Average Assets)........  $23,093       9.5%        $ 9,705      4.0%     $12,131       5.0%
  Tier 1 Capital (to Risk-Weighted
    Assets).................................  $23,093      10.9%        $ 8,480      4.0%     $12,720       6.0%
  Total Capital (to Risk-Weighted Assets)...  $25,071      11.8%        $16,960      8.0%     $21,200      10.0%

15. COMMITMENTS AND CONTINGENCIES

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. Exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. At December 31, 2000, the Company had commitments to extend credit of $47,776 and obligations under standby letters of credit of $690.

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

                            AMERICORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (DOLLAR AMOUNTS IN THOUSANDS) (CONTINUED)

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

    BORROWINGS----Due to the short-term nature of other borrowings, book value is determined to approximate fair value.

    The following is a summary of the carrying amounts and estimated fair values of the Company's financial assets and liabilities at December 31, 2000 and 1999:

                                                                 2000                    1999
                                                         ---------------------   ---------------------
                                                         CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                          AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                         --------   ----------   --------   ----------
Financial Assets:
  Cash and due from banks..............................  $25,746     $25,746     $12,839     $12,839
  Federal funds sold...................................   18,600      18,600      18,000      18,000
  Securities...........................................   18,720      18,799      27,364      27,424
  Federal Home Loan Bank stock.........................      491         491         750         750
  Loans, net of allowance for loan losses..............  193,923     187,084     179,347     177,422
  Accrued interest receivable..........................    1,537       1,537       1,284       1,284
  Cash surrender value of life insurance...............    3,031       3,031       2,758       2,758
Financial Liabilities:
  Deposits.............................................  238,149     238,427     209,877     209,929
  Borrowings...........................................       --          --      10,000      10,000
  Accrued interest payable.............................      402         402         354         354

    At December 31, 2000 and 1999, the Bank had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value (see Note 15).

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

    The following table summarizes the separate revenue and net income of the Company and Channel Islands Bank that have been reported in the restated financial statements included herein:

                                                             2000       1999       1998
                                                           --------   --------   --------
Interest and Noninterest Income:
  The Company............................................  $24,350    $21,719    $12,366
  Channel Islands Bank...................................       --         --      8,396
                                                           -------    -------    -------
                                                           $24,350    $21,719    $20,762
                                                           =======    =======    =======
Net Income:
  The Company............................................  $ 3,664    $ 3,322    $   507
  Channel Islands Bank...................................       --         --        657
                                                           -------    -------    -------
                                                           $ 3,664    $ 3,322    $ 1,164
                                                           =======    =======    =======

    In connection with this merger, the Company identified one-time restructuring charges and incurred merger-related costs of $518 ($434 after tax). These restructuring charges and merger-related costs included employee benefits and severance payments, professional fees associated with the merger and asset-related write-downs related to the closure of one branch location. The majority of these costs were incurred in 1998, however $159 of these costs were accrued at the consummation of the merger on December 31, 1998 and paid in 1999.

                            AMERICORP AND SUBSIDIARY

                         (DOLLAR AMOUNTS IN THOUSANDS)

18. PARENT COMPANY INFORMATION

    The following are condensed financial statements of Americorp (parent company only) as of and for the years ended December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
CONDENSED BALANCE SHEET
Cash........................................................  $   378    $    26
Investment in and advances to the Bank......................   25,076     23,005
Other assets................................................      374        285
                                                              -------    -------
  TOTAL ASSETS..............................................  $25,828    $23,316
                                                              =======    =======
Liabilities.................................................  $   316    $   252
Stockholders' equity........................................   25,512     23,064
                                                              -------    -------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................  $25,828    $23,316
                                                              =======    =======
CONDENSED STATEMENT OF INCOME
Equity in earnings of the Bank..............................  $ 3,719    $ 3,370
Other.......................................................      (55)       (48)
                                                              -------    -------
  NET INCOME................................................  $ 3,664    $ 3,322
                                                              =======    =======

CONDENSED STATEMENT OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 3,664    $ 3,322
Adjustments:
  Undistributed earnings of the Bank........................   (1,958)    (2,344)
  Change in other assets....................................      (89)      (156)
  Change in other liabilities...............................       64        123
                                                              -------    -------
Net cash provided by operating activities...................    1,681        945
                                                              =======    =======
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in and advances to the Bank......................       --       (533)
                                                              -------    -------
Net Cash Used by Investing Activities.......................       --       (533)
                                                              -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................      406        533
Retirement of Stock.........................................     (625)        --
Dividends paid..............................................   (1,110)      (928)
                                                              -------    -------
Net cash used for financing activities......................   (1,329)      (395)
                                                              -------    -------
  CHANGE IN CASH............................................      352         17
Cash at Beginning of Year...................................       26          9
                                                              -------    -------
  CASH AT END OF YEAR.......................................  $   378    $    26
                                                              =======    =======

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

            None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information on the current members of the Boards of Directors of Americorp and ACB as of February 1, 2001.

                                                                                            YEAR FIRST
                                                                                            ELECTED OR
NAME                                      AGE      BUSINESS EXPERIENCE FOR PAST FIVE YEARS  APPOINTED
----                                    --------   ---------------------------------------  ----------
Michael T. Hribar.....................     53      Certified Public Accountant                 1998

Allen W. Jue..........................     65      Former Chairman of the Board                1973
                                                     (1994-2000); Owner, Jue's Market

Robert J. Lagomarsino.................     74      Chairman of the Board, Americorp and        1993
                                                     ACB; President, Lagomarsino Minerals,
                                                     Inc.; VP Lagomarsino's, Inc. (family
                                                     business); U.S. Congress, 1974-93

Gerald J. Lukiewski...................     47      Banker, President of ACB 3/98 to            1998
                                                     present; S.V.P. Chief Credit Officer
                                                     7/97 to 3/98; V.P. Regional Manager
                                                     9/96 to 7/97; prior thereto various
                                                     Vice President positions with Santa
                                                     Barbara Bank & Trust Co. and Bank of
                                                     A Levy

E. Thomas Martin......................     57      Manager, Sunset Beach Estates, LLC          1996
                                                     (real estate development) 1999 to
                                                     present; Chairman, DSI Toys, Inc.
                                                     (toy manufacturer) 1999 to present;
                                                     President, Martin Resorts, Inc.
                                                     (hotel) 1998 to present; Manager,
                                                     Martin & Hobbs LLC (real estate and
                                                     vineyards) 1996 to present;
                                                     President, Martin & MacFarlane, Inc.
                                                     (outdoor advertising and winery)
                                                     1976-1998; President, MW Sign Corp.
                                                     (management company) 1991- 1998

Harry L. Maynard......................     73      Retired, former President of ACB            1976

Edward F. Paul........................     63      President, Walker, Inc. (real estate        1998
                                                     management and sales); President, CIB
                                                     1995-96

Joseph L. Priske......................     51      CEO, Priske-Jones Company (real estate      1998
                                                     development)

Jacqueline S. Pruner..................     62      Vice Chairman of the Board; Consultant,     1998
                                                     American Medical Response 6/94-5/97;
                                                     Co-Owner, Pruner Investments

    The following table sets forth information on the current executive officers of ACB as of February 1, 2001.

                                                                                            YEAR FIRST
                                                                                            ELECTED OR
NAME                                      AGE      BUSINESS EXPERIENCE FOR PAST FIVE YEARS  APPOINTED
----                                    --------   ---------------------------------------  ----------
Gerald J. Lukiewski...................     47      Banker, President of ACB 3/98 to            1998
                                                     present; S.V.P. Chief Credit Officer
                                                     7/97 to 3/98; V.P. Regional Manager
                                                     9/96 to 7/97; prior thereto various
                                                     Vice President positions with Santa
                                                     Barbara Bank & Trust Co. and Bank of
                                                     A. Levy

Charles A. Myers......................     62      Banker, Senior Vice President and Chief     1999
                                                     Credit Officer of ACB 5/00 to
                                                     present; SVP and Chief Lending
                                                     Officer of ACB 11/99 to 5/00; First
                                                     Vice President with East West Bank
                                                     1/94 to 11/99

Ronald S. Paul........................     58      Banker, Senior Vice President and Chief     1998
                                                     Administrative Officer of ACB 6/98 to
                                                     present; VP/Director of Human
                                                     Resources of ACB 7/98 to 6/99;
                                                     General Manager/Attorney,
                                                     Lagomarsino's (beverage distributor)
                                                     3/91 to 11/97

Keith Sciarillo.......................     39      Banker, Senior Vice President and Chief     1999
                                                     Financial Officer of ACB 11/99 to
                                                     present; Controller of ACB 1/99 to
                                                     10/99; Chief Financial Officer of ACB
                                                     8/94 to 12/98 (prior to merger with
                                                     CIB)

Susan Woolf...........................     52      Banker, Senior Vice President and Chief     1999
                                                     Operating Officer of ACB 11/99 to
                                                     present; Vice President Sales and
                                                     Service Manager 11/96 to 10/99; prior
                                                     thereto First V.P., Great Western
                                                     Bank

    Messrs. Lukiewski and Sciarillo also serve as the President and Chief Financial Officer, respectively, of Americorp.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    Set forth below is the compensation accrued during 2000 to the executive officers of Americorp/ ACB who received total annual salary and bonus of more than $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                                OTHER
                                                                                               ANNUAL
                                                                         SALARY     BONUS      COMPEN-
                NAME AND PRINCIPAL POSITION                    YEAR      ($)(1)      ($)      SATION(2)
                ---------------------------                  --------   --------   --------   ---------
Gerald J. Lukiewski(3).....................................    2000     166,950    120,000          --
  President                                                    1999     143,655     50,000          --
                                                               1998     114,167     50,000          --

Ronald S. Paul(4)..........................................    2000      97,752     26,008          --
  SVP and Chief Admin. Officer                                 1999      88,087     24,625          --
                                                               1998      36,160         --          --

Charles A. Myers(5)........................................    2000     108,000      8,503          --
  SVP and Chief Lending Officer                                1999      11,800          0          --
                                                               1998           0          0          --

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

(3) Became President on March 2, 1998 and Senior Vice President and Chief Credit Officer prior thereto.

(4) Became Senior Vice President and Chief Administrative Officer in July 1999.

(5) Became Senior Vice President and Chief Lending Officer in November 1999.

OPTION GRANTS IN 2000

    In connection with the merger with CIB, Americorp adopted a new stock option plan. Previous stock option plans of Americorp were terminated at such time but options granted pursuant to such plans remained outstanding and exercisable in accordance with their terms. Americorp did not grant any options during 2000 under the various Americorp stock option plans to the officers set forth in the Summary Compensation Table.

    The following table sets forth certain information concerning unexercised options under the Americorp stock option plans to the persons named in the Summary Compensation Table.

                     (A)                           (B)         (C)           (D)             (E)
                                                                          NUMBER OF
                                                                         SECURITIES       VALUE OF
                                                                         UNDERLYING      UNEXERCISED
                                                                         UNEXERCISED    IN-THE-MONEY
                                                                         OPTIONS AT        OPTIONS
                                                                         12/31/00(#)     12/31/00($)
                                                 SHARES                 -------------   -------------
                                               ACQUIRED ON   REALIZED   EXERCISABLE/    EXERCISABLE/
                    NAME                       EXERCISE(#)    ($)(1)    UNEXERCISABLE   UNEXERCISABLE
                    ----                       -----------   --------   -------------   -------------
Lukiewski....................................        0          --      19,440/16,160   $  21,200/800
Paul.........................................        0          --        5,680/5,520   $         0/0
Myers........................................        0          --        4,000/6,000   $         0/0

------------------------

(1) The aggregate value has been determined based upon the closing sales price for Americorp's stock as of December 31, 2000, minus the exercise price.

DIRECTOR COMPENSATION

    In 2000, each of the then directors received (i) $1,000 per month in director's fees for the first 5 months, and $2,000 per month in director's fees for the last 7 months of 2000; (ii) the Secretary to the Board received $2,000 per month in fees; (iii) the Vice Chairman of the Board received $2,000 per month in fees; and (iv) the Chairman of the Board received $3,500 per month in fees for the first 5 months of 2000, and $3,000 per month in fees for the last 7 months of 2000.

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

    On April 27, 2000, ACB entered into a change in control agreement with Mr. Lukiewski. This agreement provides that if after a change in control of the Bank, if Mr. Lukiewski's employment is terminated within three years after such a change of control, or Mr. Lukiewski should terminate employment as a result of a good reason as defined in the agreement, Mr. Lukiewski would be entitled to his full base salary through the date of termination plus an amount equal to Mr. Lukiewski's monthly base salary at the highest rate in effect during the twelve month period immediately preceding the date of termination multiplied by 35.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Except as set forth in the following table, management of Americorp does not know of any person who owns beneficially more than 5% of Americorp Stock. The following table sets forth certain information as of February 1, 2001, concerning the beneficial ownership of Americorp Stock by each of the current directors of Americorp and ACB and by all current directors and executive officers of Americorp and ACB as a group.

                                                         AMOUNT OF BENEFICIAL       PERCENT OF
NAME OF BENEFICIAL OWNER                                     OWNERSHIP(1)            CLASS(2)
------------------------                                 --------------------       ----------
Michael T. Hribar......................................         22,410(3)               1.02%
Allen W. Jue...........................................         30,383(4)               1.38%
Robert J. Lagomarsino..................................         90,624(4)               4.12%
Gerald J. Lukiewski....................................         21,840(5)               0.99%
E. Thomas Martin.......................................        123,150(6)               5.60%
Harry L. Maynard.......................................         38,404(4)               1.75%
Edward F. Paul.........................................         91,252(3)               4.15%
Joseph L. Priske.......................................         23,031(7)               1.05%
Jacqueline S. Pruner...................................         41,248(3)               1.88%
Directors and Executive Officers as a Group (13
  persons).............................................        500,962(8)              22.79%

------------------------

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

(2) Shares subject to options held by directors and executive officers that were exercisable within 60 days after February 1, 2001 are treated as issued and outstanding for the purpose of computing the percentage of class owned by such person (or group) but not for the purpose of computing the percentage of class owned by any other individual person.

(3) Includes 7,708 shares exercisable pursuant to the Americorp stock option plans.

(4) Includes 8,000 shares exercisable pursuant to the Americorp stock option plans.

(5) Includes 19,840 shares exercisable pursuant to the Americorp stock option plans.

(6) Includes 5,600 shares exercisable pursuant to the Americorp stock option plans.

(7) Includes 12,078 shares exercisable pursuant to the Americorp stock option plans.

(8) Includes 103,262 shares exercisable pursuant to Americorp stock option plans.

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

    EXHIBITS:               DESCRIPTION
    ---------               -----------
             3.1            Articles of Incorporation of Americorp(A)
             3.2            Bylaws of Americorp, as amended(A)
             3.3            Certificate of Secretary of Amendment to Bylaws(B)
             3.4            Certificate of Secretary of Amendment to Bylaws
            10.1            Employment Agreement of Gerald J. Lukiewski(A)
            10.2            1994 Stock Option Plan(A)
            10.3            1998 Stock Option Plan(A)
            10.4            ACB 401K Profit Sharing Plan(A)
            10.5            Restated and Amended Senior Executives Retirement Plan(A)
            10.6            Restated and Amended Chief Executive Officer Retirement
                              Plan(A)
            10.7            Restated and Amended Directors Retirement Plan(A)
            10.8            Data Processing Agreement with Electronic Data Systems
                              Corp.(A)
            10.9            First Amendment of Employment Agreement of Gerald
                              Lukiewski(B)
            10.10           Change of Control Agreement of Gerald J. Lukiewski(B)
            16.             Letter concerning change in certifying accountant(C)
            21.             Subsidiary of Americorp--American Commercial Bank is the
                              only subsidiary of Americorp
            23.1            Consent of Vavrinek, Trine, Day & Co., LLP

------------------------

(A) Filed with the SEC in Registration Statement 333-63841 on Form S-4 and by this reference incorporated herein.

(B) Contained in Americorp's Report on Form 10-Q as of September 30, 2000 filed with the SEC on November 13, 2000 and by this reference incorporated herein.

(C) Contained in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 and by this reference incorporated herein.

REPORTS ON FORM 8-K:

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Americorp caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.

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

                                                                                           Dated:
                  /s/ ALLEN W. JUE
     -------------------------------------------       Director                        March 30, 2001
                    Allen W. Jue

                /s/ MICHAEL T. HRIBAR
     -------------------------------------------       Director                        March 30, 2001
                  Michael T. Hribar

              /s/ ROBERT J. LAGOMARSINO
     -------------------------------------------       Chairman of the                 March 30, 2001
                Robert J. Lagomarsino                   Board of Directors

               /s/ GERALD J. LUKIEWSKI
     -------------------------------------------       Director                        March 30, 2001
                 Gerald J. Lukiewski

                /s/ E. THOMAS MARTIN
     -------------------------------------------       Director                        March 30, 2001
                  E. Thomas Martin

                /s/ HARRY L. MAYNARD
     -------------------------------------------       Director                        March 30, 2001
                  Harry L. Maynard

                 /s/ EDWARD P. PAUL
     -------------------------------------------       Director                        March 30, 2001
                   Edward P. Paul

                /s/ JOSEPH L. PRISKE
     -------------------------------------------       Director                        March 30, 2001
                  Joseph L. Priske

              /s/ JACQUELINE S. PRUNER
     -------------------------------------------       Director                        March 30, 2001
                Jacqueline S. Pruner

                                 EXHIBIT INDEX

    EXHIBITS:               DESCRIPTION
    ---------               -----------
             3.1            Articles of Incorporation of Americorp(A)
             3.2            Bylaws of Americorp, as amended(A)
             3.3            Certificate of Secretary of Amendment to Bylaws(B)
             3.4            Certificate of Secretary of Amendment to Bylaws
            10.1            Employment Agreement of Gerald J. Lukiewski(A)
            10.2            1994 Stock Option Plan(A)
            10.3            1998 Stock Option Plan(A)
            10.4            ACB 401K Profit Sharing Plan(A)
            10.5            Restated and Amended Senior Executives Retirement Plan(A)
            10.6            Restated and Amended Chief Executive Officer Retirement
                              Plan(A)
            10.7            Restated and Amended Directors Retirement Plan(A)
            10.8            Data Processing Agreement with Electronic Data Systems
                              Corp.(A)
            10.9            First Amendment of Employment Agreement of Gerald
                              Lukiewski(B)
            10.10           Change of Control Agreement of Gerald J. Lukiewski(B)
            16.             Letter concerning change in certifying accountant(C)
            21.             Subsidiary of Americorp--American Commercial Bank is the
                              only subsidiary of Americorp
            23.1            Consent of Vavrinek, Trine, Day & Co., LLP

------------------------

(A) Filed with the SEC in Registration Statement 333-63841 on Form S-4 and by this reference incorporated herein.

(B) Contained in Americorp's Report on Form 10-Q as of September 30, 2000 filed with the SEC on November 13, 2000 and by this reference incorporated herein.

(C) Contained in Americorp's Report on Form 8-K filed with the SEC on December 4, 1998 and by this reference incorporated herein.

REPORTS ON FORM 8-K:

    None.