Form 10-Q
period 2001-03-31
AMERICORP
filed 2001-05-11
CIK 824906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 033-18392

AMERICORP

CALIFORNIA (State or other jurisdiction of incorporation)	NO. 77-0164985 (IRS Employer Identification No.)
300 South Mills Road, Ventura, California (Address of principal executive offices)	93003 (Zip Code)

Registrant's telephone number, including area code: (805) 658-6633

Not Applicable
(Former name or former address, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    On April 30, 2001, there were 2,112,534 shares of Americorp Common Stock outstanding.

Americorp and Subsidiary
March 31, 2001

INDEX

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

Americorp and Subsidiary
Unaudited Condensed Consolidated Balance Sheets
(Dollar Amounts in Thousands)

	March 31, 2001	December 31, 2000
Cash and Due From Bank	$26,674	$25,746
Federal Funds Sold	29,850	18,600

TOTAL CASH AND CASH EQUIVALENTS	56,524	44,346
Investment Securities	17,913	18,720
Loans	201,529	197,476
Allowance for Loan Losses	(3,868)	(3,553)

NET LOANS	197,661	193,923
Premises and Equipment	1,140	1,278
Other Real Estate Owned	315	315
Cash Surrender Value of Life Insurance	2,667	3,031
Accrued Interest and Other Assets	4,948	4,882

	$281,168	$266,495

Noninterest-Bearing Deposits	$77,471	$75,976
Interest-Bearing Deposits	174,246	162,173

TOTAL DEPOSITS	251,717	238,149
Accrued Interest and Other Liabilities	3,014	2,834

TOTAL LIABILITIES	254,731	240,983
Common Stock	1,053	1,047
Surplus	9,976	9,776
Retained Earnings	15,285	14,689
Accumulated Other Comprehensive Income	123	—

TOTAL SHAREHOLDERS' EQUITY	26,437	25,512

	$281,168	$266,495

Americorp and Subsidiary
Unaudited Condensed Consolidated Statements of Income
(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended March 31,
	2001	2000
Interest Income	$5,369	$5,006
Interest Expense	1,731	1,186

NET INTEREST INCOME	3,638	3,820
Provision for Loan Losses	250	414

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,388	3,406
Noninterest Income	779	665
Noninterest Expense	2,747	2,916

INCOME BEFORE TAXES	1,420	1,155
Income Taxes	508	318

NET INCOME	$912	$837

Per Share Data:
Net Income — Basic	$.43	$.40

Net Income — Diluted	$.43	$.39

Americorp and Subsidiary
Unaudited Statement of Changes in Shareholders' Equity
(Dollar Amounts in Thousands, Except Per Share Data)

	Common Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Amount	Surplus	Comprehensive Income	Retained Earnings
Balance at January 1, 1999	2,051,994	$1,026	$8,771		$10,453	$146
Issuance of Stock	70,970	35	870
Retirement of Stock	(18,793)	(9)	(83)		(280)
Dividends					(928)
Comprehensive Income
Net Income				$3,322	3,322
Unrealized loss on Securities Available for Sale, Net of Taxes of $147				(250)		(250)
Reclassification Adjustment for Loss on Sale of Investment Securities Included in Net Income, Net of Taxes of $6				(9)		(9)

Total Comprehensive Income				$3,063

Balance at December 31, 1999	2,104,171	1,052	9,558		12,567	(113)
Issuance of Stock	28,314	14	392
Retirement of Stock	(37,921)	(19)	(174)		(432)
Dividends					(1,110)
Comprehensive Income
Net Income				$3,664	3,664
Unrealized Gain on Securities Available for Sale, Net of Taxes of $49				109		109
Reclassification Adjustment for Gain on Sale of Investment Securities Included in Net Income, Net of Taxes of $3				4		4

Total Comprehensive Income				$3,777

Balance at December 31, 2000	2,094,564	1,047	9,776		14,689	—
Issuance of Stock	12,370	6	200
Dividends					(316)
Comprehensive Income
Net Income				$912	912
Unrealized Gain on Securities Available for Sale, Net of Taxes of $57				123		123

Total Comprehensive Income				$1,035

Balance at March 31, 2001	2,106,934	$1,053	$9,976		$15,285	$123

Americorp and Subsidiary
Unaudited Condensed Statement of Cash Flows
(Dollar Amounts in Thousands)

	For the Three Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net Income	$912	$837
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	157	163
Provision for Loan Losses	250	414
Other Items — Net	478	(396)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	1,797	1,018
INVESTING ACTIVITIES
Purchases of Investment Securities	—	(999)
Maturities and Sales of Investment Securities	930	4,616
Net Change in Loans	(3,988)	(4,930)
Purchase of Premises and Equipment	(19)	(77)

NET CASH USED BY INVESTING ACTIVITIES	(3,077)	(1,390)
FINANCING ACTIVITIES
Net Change in Deposits	13,568	16,782
Decrease in Other Borrowings	—	(10,000)
Repurchase Stock	—	(113)
Proceeds from Exercise of Options	206	—
Dividends	(316)	(253)

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,458	6,416

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,178	6,044
Cash and Cash Equivalents at Beginning of Period	44,346	30,839

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,524	$36,883

Americorp and Subsidiary
Notes to Consolidated Financial Statements

Note 1—Basis of Presentation

    The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form 10K for the year ended December 31, 2000.

    The consolidated financial statements include Americorp and its wholly owned subsidiary, American Commercial Bank (the "Bank"). The consolidated financial statements also give retroactive effect to the merger of the Company's subsidiary, American Commercial Bank, with Channel Islands Bank on December 31, 1998.

    Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month period ended March 31, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2—Earnings Per Share

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

Note 3—Stock Split

    On March 18, 1999, the Board of Directors of the Company declared a two-for-one stock split of its outstanding shares of common stock. The effective date for the split was April 15, 1999 and the additional shares issued pursuant to the stock split were distributed on May 8, 1999. All per share data has been retroactively adjusted to reflect this split.

Note 4—Subsequent Event

    On April 9, 2001, the Company announced the signing of an Agreement to Merge and Plan of Reorganization (the "Agreement") with Mid-State Bancshares, the parent company of Mid-State Bank, pursuant to which Mid-State Bancshares will acquire Americorp and American Commercial Bank. Upon consummation, Mid-State Bancshares will become the surviving corporation and Mid-State Bank will become the surviving bank. Consummation of the Agreement is subject to a number of conditions, including, but not limited to, the approval of the Agreement by the shareholders of Americorp and the receipt of requisite regulatory approvals.

    The Agreement provides that the outstanding shares of Americorp common stock will be exchanged for shares of common stock of Mid-State Bancshares. The ratio of exchange is based upon the value of $28.75 for each share of Americorp, subject to possible adjustments based upon changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction. The transaction is valued at approximately $63.7 million. The merger is structured to be tax-free and is intended to be accounted for as a pooling of interests.

Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

    Americorp reported net earnings of $912,000 or $0.43 diluted earnings per share for the first three months of 2001. This represents a 9.0% increase over the same period during 2000 when net earnings were $837,000 or $0.39 diluted earnings per share.

    Annualized return on average assets for the three months ended March 31, 2001 was 1.35% compared with 1.38% for the same period in 2000. Return on average assets for the year ended December 31, 2000 was 1.44%.

    Annualized return on average equity for the three months ended March 31, 2001 was 14.14% compared with 14.41% for the same period in 2000. Return on average equity for the year ended December 31, 2000 was 15.17%.

    Quarterly cash dividends of $0.15 per share were declared in the first quarter of 2001, a slight increase from the $0.12 per share declared in the first quarter of 2000.

Net Interest Income

    Net interest income is the amount by which the interest and amortization of fees generated from loans and other earning assets exceed the cost of funding those assets, usually deposit account interest expense. Net interest income depends on the difference (the "interest rate spread") between gross interest and fees earned on the loans and investment portfolios and the interest rates paid on deposits and borrowings. Net interest income was $3.6 million for the quarter ended March 31, 2001, compared to $3.8 million for the quarter ended March 31, 2000.

    The following table sets forth the components of net interest income, average earning assets and net interest margin:

	Three Months Ended March 31,
			Year Ended December 31, 2000
	2001	2000
Interest Income	$5,369	$5,006	$21,604
Interest Expense	1,731	1,186	5,865

Net Interest Income	$3,638	$3,820	$15,739

Average Earning Assets	$241,410	$217,176	$226,847
Net Interest Margin	6.03%	7.04%	6.94%

    The $182,000 decrease in net interest income was the result of significant growth in average interest-earning assets (which increased net interest income) and the decline in the prime rate (which decreased net interest income). Average interest-earning asset increased by 11.1% from $217 million in the first quarter of 2000 to $241 million in the first quarter of 2001.

    The net interest margin in the first quarter of 2001 compared to the same quarter in 2000 was also impacted by the recent declines in the prime rate. The prime rate started out at 8.5% in 2000 and continued to rise with 25 basis points increases in February and March to end the first quarter of 2000 at 9.00% and another 50 basis point increase in May to end the year at 9.5%. In 2001, the prime rate was reduced 50 basis points three times to end the first quarter of 2001 at 8.0%. The majority of the Bank's loans and its investments in federal funds sold reprice daily with changes in the prime rate. Deposits generally reprice at a slower pace, therefore decreasing the net interest margin in the short run. Management decreases the rates on deposits based on market conditions and is therefore unable to predict the timing of these decreases or the ultimate impact on the Company's future net interest margin.

Provision for Loan Losses

    Americorp made a $250,000 contribution to the allowance for loan losses in the first quarter of 2001. Management believes that the allowance, which stands at 1.92% of total loans at March 31, 2001, is adequate to cover future losses. The allowance for loan losses at March 31, 2000 was 1.20% of total loans.

    Changes in the allowance for loan losses for the quarter ended March 31, 2001 and 2000 are as follows (dollar amounts in thousands):

	Quarter Ended March 31,
	2001	2000
Allowance, Beginning of Quarter	$3,553	$1,978
Provision for Loan Losses	250	414
Loans Charged Off — net of Recoveries	65	(167)

Allowance, End of Quarter	$3,868	$2,225

Non Interest Income

    Non Interest Income represents deposit account services charges and other types of non-loan related fee income. Non-interest income for the quarter ended March 31, 2001 totaled $779,000 compared to $665,000 for the same period ended 2000. This represents an increase of $114,000. This increase was primarily due to $82,000 in life insurance benefits received in excess of the cash surrender value of the policy on a retired officer of the Bank.

Non Interest Expense

    Non Interest Expenses represent salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Non-interest expense for the quarter ended March 31, 2001 totaled $2,747,000 compared to $2,916,000 for the same period during 2000. As an annualized percent of average assets, noninterest expense was 4.08% in the first quarter of 2001 compared to 4.81% for the first quarter in 2000. This decline is primarily the result of ongoing Company efforts to reduce overall operating expenses.

Income Taxes

    The Company's income tax provision for the first quarter of 2001 was $508,000, resulting in an effective rate of 35.8% on income before taxes. This rate compares to the 21.9% and the 25.5% reported for the years ending December 31, 2000 and 1999, respectively. The Company's effective tax has increased due to the lack of tax credits carry forwards that were fully utilized in prior periods.

Balance Sheet Analysis

    Total assets at March 31, 2001 totaled $281.2 million, an increase of $14.7 million or 5.5% from December 31, 2000. The majority of this growth was centered in federal funds sold, which increased $11.2 million. Deposits increased by $13.6 million or 5.7% during the first quarter of 2001. This increase was used to fund the assets growth described above.

Asset Quality

    The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	March 31,
			December 31, 2000
	2001	2000
Loans 90 Day Past Due and Still Accruing	$7	$15	$6
Loans on Nonaccrual	1,127	1,643	773

Nonperforming Loans	1,134	1,658	779
Other Real Estate Owned (OREO)	315	206	315

Nonperforming Assets	$1,449	$1,864	$1,094

Nonperforming Loans as a Percent of Total Loans	0.56%	0.89%	0.39%
Allowance for Loan Losses as a Percent of Nonperforming Loans	341.09%	134.20%	456.10%
Nonperforming Assets as a Percent of Total Assets	0.52%	0.74%	0.41%

    The primary ratios of loan quality have declined slightly in the first quarter of 2001. Nonperforming loans as a percent of total loans increased to 0.56% at March 31, 2001, compared to 0.39% at December 31, 2000. Likewise, the allowance for loan losses as a percent of nonperforming loans decreased to 341.09% at March 31, 2001, down from 456.10% at December 31, 2000. These ratios, however, are significantly better than the same ratios at March 31, 2000.

    At March 31, 2001, the Company had one property of OREO with a total book value of $315,000. The Company believes this property will be liquidated during 2001 without any significant loss.

Capital

    Total shareholders equity at March 31, 2001 totaled $26.4 million, which represented a 12.3% increase from $23.5 million at March 31, 2000.

    Americorp's subsidiary Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

		Actual Ratios
	Required Ratio	March 31, 2001	December 31, 2000
Tier 1 Capital (to Average Assets)	5.00%	9.53%	9.50%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	11.41%	11.00%
Total Captial (to Risk Weighted Assets)	10.00%	12.66%	12.30%

    On February 24, 2000, the Company established a stock repurchase program for up to 200,000 shares of the Company's outstanding common stock. Repurchases have been discontinued due to the proposed merger with Mid-State Bancorp discussed in Note 4 to the financial statements.

Liquidity

    Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3—Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    In Management's opinion there has not been a material change in Americorp's market risk profile during the three months ended March 31, 2001. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

    At March 31, 2001, Americorp had $170.2 million of assets and $159.8 million of liabilities repricing within one year. Therefore, $10.4 million more in interest rate sensitive assets than interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would increase.

    See also the previous discussion on net interest income in Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Net Interest Income.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

    Due to the nature of the banking business, ACB is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.

Item 2—Changes in Securities

    None

Item 3—Defaults upon Senior Securities

    None

Item 4—Submission of Matters to a Vote of Security Holders

    None

Item 5—Other Information

    None

Item 6—Exhibits and Reports on Form 8-K

A)
Exhibits

None

B)
Reports on Form 8-K

Form 8-K filed on April 11, 2001 announcing the proposed merger between the Company and Mid-State Bancshares.

Signatures

    Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Americorp
Date: May 11, 2001	By:	/s/ GERALD J. LUKIEWSKI Gerald J. Lukiewski President and Chief Executive Officer
Date: May 11, 2001	By:	/s/ KEITH J. SCIARILLO Keith J. Sciarillo Senior Vice President and Chief Financial Officer

QuickLinks

Americorp and Subsidiary March 31, 2001 INDEX PART I—FINANCIAL INFORMATION
Americorp and Subsidiary Unaudited Condensed Consolidated Balance Sheets (Dollar Amounts in Thousands)
Americorp and Subsidiary Unaudited Condensed Consolidated Statements of Income (Dollar Amounts in Thousands, Except Per Share Data)
Americorp and Subsidiary Unaudited Statement of Changes in Shareholders' Equity (Dollar Amounts in Thousands, Except Per Share Data)
Americorp and Subsidiary Unaudited Condensed Statement of Cash Flows (Dollar Amounts in Thousands)
Americorp and Subsidiary Notes to Consolidated Financial Statements