Form 10-Q
period 2001-06-30
AMERICORP
filed 2001-08-09
CIK 824906

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 033-18392

AMERICORP
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation)	No. 77-0164985 (IRS Employer Identification No.)
300 S. Mills Road, Ventura, California (Address of principal executive offices)	93003 (Zip Code)

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

    On June 30, 2001, there were 2,130,016 shares of Americorp Common Stock outstanding.

AMERICORP AND SUBSIDIARY
JUNE 30, 2001

Item 1.  Financial Statements

AMERICORP AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar Amounts in Thousands)

	June 30, 2001	December 31, 2000
Cash and Due From Bank	$32,067	$25,746
Federal Funds Sold	26,000	18,600

Total Cash and Cash Equivalents	58,067	44,346
Investment Securities	14,957	18,720
Loans	195,653	197,476
Allowance for Loan Losses	(4,132)	(3,553)

NET LOANS	191,521	193,923
Premises and Equipment	1,008	1,278
Other Real Estate Owned	265	315
Cash Surrender Value of Life Insurance	2,721	3,031
Accrued Interest and Other Assets	4,434	4,882

	$272,973	$266,495

Noninterest-Bearing Deposits	$74,686	$75,976
Interest-Bearing Deposits	169,039	162,173

TOTAL DEPOSITS	243,725	238,149
Accrued Interest and Other Liabilities	2,265	2,834

TOTAL LIABILITIES	245,990	240,983
Common Stock	1,065	1,047
Surplus	10,402	9,776
Retained Earnings	15,403	14,689
Accumulated Other Comprehensive Income	113	—

TOTAL SHAREHOLDERS' EQUITY	26,983	25,512

	$272,973	$266,495

Item 1.  Financial Statements—Continued

AMERICORP AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollar Amounts in Thousands, Except Per Share Data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2001	2000	2001	2000
Interest Income	$4,979	$5,270	$10,348	$10,276
Interest Expense	1,656	1,450	3,387	2,636

Net Interest Income	3,323	3,820	6,961	7,640
Provision for Loan Losses	250	250	500	664

Net Interest Income after Provision for Loan Losses	3,073	3,570	6,461	6,976
Noninterest Income	630	682	1,409	1,347
Noninterest Expense	2,948	3,099	5,695	6,015

Income Before Taxes	755	1,153	2,175	2,308
Income Taxes	317	305	825	623

Net Income	$438	$848	$1,350	$1,685

Per Share Data:
Net Income—Basic	$0.21	$0.40	$0.64	$0.80

Net Income—Diluted	$0.19	$0.36	$0.62	$0.72

Item 1.  Financial Statements—Continued

AMERICORP AND SUBSIDIARY
UNAUDITED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollar Amounts in Thousands)

	Common Stock
						Accumulated Other Comprehensive Income
	Number of Shares	Amount	Surplus	Comprehensive Income	Retained Earnings
Balance at January 1, 1999	2,051,994	$1,026	$8,771		$10,453	$146
Issuance of Stock	70,970	35	870
Retirement of Stock	(18,793)	(9)	(83)		(280)
Dividends					(928)
Comprehensive Income
Net Income				$3,322	3,322
Unrealized loss on Securities Available for Sale, Net of Taxes of $147				(250)		(250)
Reclassification Adjustment for Loss on Sale of Investment Securities Included in Net Income, Net of Taxes of $6				(9)		(9)

Total Comprehensive Income				$3,063

Balance at December 31, 1999	2,104,171	1,052	9,558		12,567	(113)
Issuance of Stock	28,314	14	392
Retirement of Stock	(37,921)	(19)	(174)		(432)
Dividends					(1,110)
Comprehensive Income
Net Income				$3,664	3,664
Unrealized Gain on Securities Available for Sale, Net of Taxes of $49				109		109
Reclassification Adjustment for Gain on Sale of Investment Securities Included in Net Income, Net of Taxes of $3				4		4

Total Comprehensive Income				$3,777

Balance at December 31, 2000	2,094,564	1,047	9,776		14,689	—
Issuance of Stock	35,452	18	626
Dividends					(636)
Comprehensive Income
Net Income				$1,350	1,350
Unrealized Gain on Securities Available for Sale, Net of Taxes of $52				113		113

Total Comprehensive Income				$1,463

Balance at June 30, 2001	2,130,016	$1,065	$10,402		$15,403	$113

Item 1.  Financial Statements—Continued

AMERICORP AND SUBSIDIARY
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
(Dollar Amounts in Thousands)

	For the Six Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES
Net Income	$1,350	$1,685
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	291	320
Provision for Loan Losses	500	664
Other Items—Net	187	662

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,328	3,331
INVESTING ACTIVITIES
Purchases of Investment Securities	—	(999)
Maturities and Sales of Investment Securities	3,928	4,962
Net Change in Loans	1,902	(10,512)
Purchase of Premises and Equipment	(21)	(107)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	5,809	(6,656)
FINANCING ACTIVITIES
Net Change in Deposits	5,576	15,811
Decrease in Other Borrowings	—	(10,000)
Repurchase Stock	—	(152)
Proceeds from Exercise of Options	644	147
Dividends	(636)	(525)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	5,584	5,281

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,721	1,956
Cash and Cash Equivalents at Beginning of Period	44,346	30,839

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,067	$32,795

Item 1.  Financial Statements—Continued

AMERICORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

    The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with Americorp's Form 10K for the year ended December 31, 2000.

    The consolidated financial statements include Americorp and its wholly owned subsidiary, American Commercial Bank (the "Bank").

    Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three month and six month periods ended June 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 4—Proposed Merger

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

    The Agreement provides that the outstanding shares of Americorp common stock will be exchanged for a combination of cash and shares of common stock of Mid-State Bancshares. Under the Agreement, the maximum amount of Mid-State Bancshares stock to be issued has been set at 70%, the minimum amount of Mid-State Bancshares stock to be issued has been set at 60%, with the balance of the consideration to be paid in cash. The ratio of exchange is based upon the value of $28.75 for each share of Americorp, subject to possible adjustments based upon changes in the price of Mid-State Bancshares stock preceding the effective date of the transaction. The transaction is valued at approximately $63.7 million. The merger is structured to be tax-free and will be accounted for as a purchase.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

    Americorp reported net earnings of $438,000 or $0.21 basic income per share for the second quarter of 2001. This represents a $410,000 decrease, or 48.3%, from the same period during 2000 when net earnings were $848,000 or $0.40 basic income per share. This decrease was primarily due to a $497,000 decline in net interest income, offset by a one-time net benefit of $56,000 from the termination of certain postretirement benefits for retired employees and directors and certain costs associated with litigation and a significant increase in the Company's effective tax rate plus continued efforts by the Company to improve operating efficiency. These items and other contributing factors are discussed in more detail later in this analysis.

    Net income for the first six months of 2001 were $1,350,000 or $0.64 basic income per share. This represents a $335,000 decrease, or 19.9%, from the same period in 2000 when net earnings were $1,685,000 or $0.80 basic income per share. The majority of this decline is attributable to the second quarter results as previously discussed.

    Annualized return on average assets for the three months and six months ended June 30, 2001 was 0.64% and 0.99%, respectively, compared with 1.35% and 1.36% for the same periods in 2000. Return on average assets for the year ended December 31, 2000 was 1.44%.

    Annualized return on average equity for the three months and six months ended June 30, 2001 was 6.55% and 10.28%, respectively, compared with 14.48% and 14.33% for the same periods in 2000. Return on average equity for the year ended December 31, 2000 was 15.17%.

    Quarterly cash dividends of $0.15 per share were declared in the 2001, a slight increase from the $0.12 and $0.13 per share declared in the first and second quarters of 2000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
					Year Ended December 31, 2000
	2001	2000	2001	2000
Interest Income	$4,979	$5,270	$10,348	$10,276	$21,604
Interest Expense	1,656	1,450	3,387	2,636	5,865

Net Interest Income	$3,323	$3,820	$6,961	$7,640	$15,739

Average Earning Assets	$245,806	$223,545	$243,623	$220,275	$226,847
Net Interest Margin	5.41%	6.84%	5.71%	6.94%	6.94%

    Net interest income was $3.3 million for the quarter ended June 30, 2001, compared to $3.8 million for the quarter ended June 30, 2000. This decrease of $497,000 was primarily due to the successive declines in the national prime rate. Like most community banks, the majority of the Company's assets have variable interest rates that readjust daily with changes in the national prime rate. Although many of the Company's deposits are also adjustable, competitive forces in the market place serviced by the Company have not allowed it to make corresponding reductions in the rates it pays on those deposits. In fact, the Company's interest expense has actually increased in 2001 compared to 2000 due to these competitive forces as well as an increase in the amount of average interest-bearing liabilities in 2001 compared to 2000.

    Net interest income was $7.0 million for the six months ended June 30, 2001, compared to the $7.6 million for the six months ended June 30, 2000. The $679,000 decrease in net interest income was also due to the factors discussed above.

    The net interest margin in the first half of 2001 compared to the same half of 2000 was also directly impacted by the recent declines in the national prime rate. The national prime rate declined 325 basis points in 2001 from 9.5% to 6.75% on June 30, 2001. The majority of the Company's loans and its investments in federal funds sold reprice daily with changes in the prime rate. Deposits generally reprice at a slower pace, therefore significantly decreasing the net interest margin in the short run. Management changes the rates on deposits based on market conditions and is therefore unable to predict the timing of these increases or the ultimate impact on the Company's future net interest margin.

    The national prime rate was 7.75% for the first six months of 1999, and then experienced 25 basis points increases in July, August and November to end the year at 8.50%. Prime continued to rise in 2000 with 25 basis points increases in February and March and a 50 basis points increase in May to end the first year at 9.50%. As noted above, during 2001, the prime rate declined another 325 basis points to end up at 6.75% on June 30, 2001.

Provision for Loan Losses

    Americorp made $250,000 contributions to the allowance for loan losses in the first and second quarters of 2001. The total provision for loan losses in the first six months of 2001 was $500,000 compared to $664,000 in 2000. Management believes that the allowance, which equals 2.11% of total loans at June 30, 2001, is adequate to cover future losses. The allowance for loans losses at June 30, 2000 was 1.30% of total loans.

    Changes in the allowance for loan losses for the quarter and six months ended June 30, 2001 and 2000 are as follows (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Allowance, Beginning of Period	$3,868	$2,225	$3,553	$1,978
Provision for Loan Losses	250	250	500	664
Loans Charged Off—net of Recoveries	13	25	78	(142)

Allowance, End of Period	$4,131	$2,500	$4,131	$2,500

Noninterest Income

    Noninterest Income represents deposit account services charges and other types of non-loan related fee income. Noninterest income for the quarter ended June 30, 2001 totaled $630,000, which is slightly below the $682,000 reported for the same period in 2000. Noninterest income for the six months ended June 30, 2001 totaled $1,409,000, which is slightly above the $1,347,000 reported for the same period in 2000.

Noninterest Expense

    Noninterest expense represents salaries, occupancy expenses, professional expenses, outside services and other miscellaneous expenses necessary to conduct business. Noninterest expense for the quarter ended June 30, 2001 totaled $2,948,000 compared to $3,099,000 for the same period of 2000.  This decline is primarily the result of a one-time net benefit of $56,000 from the termination of certain postretirement benefits for retired employees and directors and certain costs associated with litigation offset by increased merger related and other expenses.

    Noninterest expense for the six months ended June 30, 2001 totaled $5,695,000 down slightly from the $6,015,000 for the same period in 2000. As an annualized percent of average assets, noninterest expense was 4.18% in the first half of 2001 compared to 4.87% for the first half of 2000. As noted above, this decline is primarily the result of a one-time net benefit of $56,000 from the termination of certain postretirement benefits for retired employees and directors and certain costs associated with litigation and continued efforts by the Company to improve operating efficiency.

Income Taxes

    The Company's income tax provision for the first six months of 2001 was $825,000, resulting in an effective rate of 37.9% on income before taxes. This rate compares to the 21.9% and the 25.5% reported for the years ending December 31, 2000 and 1999, respectively. The Company's effective tax has significantly increased due to the lack of tax credits carry forwards that were fully utilized in 2000.

Balance Sheet Analysis

    Total assets at June 30, 2001 totaled $273.0 million, an increase of $6.5 million or 2.4% from December 31, 2000. The majority of this growth was centered in federal funds sold, which increased $7.4 million. Deposits increased by $5.6 million or 2.3% during the six months of 2001. This increase was used to fund the assets growth described above.

Asset Quality

    The following table sets forth the components of non-performing assets and related ratios: (dollar amounts in thousands)

	June 30,
			December 31, 2000
	2001	2000
Loans 90 day past due and still accruing	$227	$456	$6
Loans on nonaccrual	1,176	1,919	773

Nonperforming Loans	1,403	2,375	779
Other real estate owned (OREO)	265	206	315

Nonperforming Assets	$1,668	$2,581	$1,094

Nonperforming Loans as a Percent of Total Loans	0.72%	1.24%	0.39%
Allowance for Loan Losses as a Percent of Nonperforming Loans	294.51%	105.26%	456.10%
Nonperforming Assets as a Percent of Total Assets	0.61%	1.02%	0.41%

    The primary ratios of loan quality have declined slightly in the first six months of 2001. Nonperforming loans as a percent of total loans increased to 0.72% at June 30, 2001, compared to 0.39% at December 31, 2000. Likewise, the allowance for loan losses as a percent of nonperforming loans decreased to 294.51% at June 30, 2001, down from 456.10% at December 31, 2000. These ratios, however, are significantly better than the same ratios at June 30, 2000. At June 30, 2001, the Company had one property of OREO with a total book value of $265,000. The Company believes this property will be liquidated during 2001 without any significant loss.

Capital

    Total shareholders equity at June 30, 2001 totaled $27.0 million, which represents a 11.6% increase from $24.2 million at June 30, 2000.

    The Bank maintains capital ratios above the Federal regulatory guidelines for a "well-capitalized" bank. The ratios are as follows:

	Ratio	June 30, 2001	December 31, 2000
Tier 1 Capital (to Average Assets)	5.00%	9.75%	9.50%
Tier 1 Capital (to Risk Weighted Assets)	6.00%	12.30%	11.00%
Total Capital (to Risk Weighted Assets)	10.00%	13.56%	12.30%

    On February 24, 2000, the Company established a stock repurchase program for up to 200,000 shares of the Company's outstanding common stock. Repurchases have been discontinued due to the proposed merger with Mid-State Bancshares discussed in Note 4 to the financial statements.

Liquidity

    Management is not aware of any future capital expenditures or other significant demands on commitments which would severely impair liquidity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

    In Management's opinion there has not been a material change in Americorp's market risk profile during the six months ended June 30, 2001. Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices and rates, foreign currency exchange rates, commodity prices and equity prices. Americorp's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its inherent rate risk exposure. Americorp does not have any market risk sensitive instruments acquired for trading purposes. Americorp manages its interest rate sensitivity by matching the repricing opportunities on its earning assets to those on its funding liabilities. Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within Americorp's guidelines of acceptable levels of risk-taking.

    At June 30, 2001, Americorp had $153.4 million of assets and $160.9 million of liabilities repricing within one year. Therefore, $7.5 million more in interest rate sensitive liabilities than interest rate sensitive assets will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). Generally, if rates were to fall during this period, interest expense would decline by a greater amount than interest income and net income would increase. Conversely, if rates were to rise, the reverse would apply, and Americorp's net income would decrease. However, the recent decrease in the prime rate has significantly decreased Americorp's net interest income as asset rates generally reprice faster than liability rates.

    See also the previous discussion on net interest income in Item 2—Management's Discussion and Analysis of Financial Condition and Results of operations—Net Interest Income.

PART II—OTHER INFORMATION

Item 1	—	Legal Proceedings
Due to the nature of the banking business, the Bank is at times party to various legal actions; all such actions are of a routine nature and arise in the normal course of business.
Item 2	—	Changes in Securities
None
Item 3	—	Defaults upon Senior Securities
None
Item 4	—	Submission of Matters to a Vote of Security Holders
None
Item 5	—	Other Information
None
Item 6	—	Exhibits and Reports on Form 8-K
A)		Exhibits
None
B)		Reports on Form 8-K

Form 8-K filed on May 25, 2001 announcing several amendments in the definitive agreement relating to the proposed merger between the Company and Mid-State Bancshares. Most notable was removal of the requirement that the merger qualify for pooling accounting treatment, the minimum amount of stock to be issued by Mid-State in exchange for Americorp stock was established at 60% of the total consideration in the merger, and the option for Company shareholders to receive a portion of the proceeds in cash.

Form 8-K filed on August 7, 2001 announcing certain additional amendments in the definitive agreement relating to the proposed merger between the Company and Mid-State Bancshares. Most notable was a maximum amount of Mid-State Bancshares stock to be issued in the merger was established at 70% of the total consideration in the merger, with the balance of the consideration paid in cash to Americorp shareholders.

SIGNATURES

    Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICORP
Date: August 9, 2001	By:	/s/ GERALD J. LUKIEWSKI Gerald J. Lukiewski President and Chief Executive Officer

Date: August 9, 2001	By:	/s/ KEITH J. SCIARILLO Keith J. Sciarillo Senior Vice President and Chief Financial Officer

QuickLinks

INDEX
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
PART II—OTHER INFORMATION
SIGNATURES